Form 10-Q
period 2019-03-31
PCM, INC.
filed 2019-05-09
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 par value per share	PCMI	The NASDAQ Global Market

As of May 6, 2019, the registrant had 12,256,699 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,128	$6,032
Accounts receivable, net of allowances of $2,260 and $1,714	463,439	463,487
Inventories	61,593	61,617
Prepaid expenses and other current assets	8,785	8,535
Total current assets	540,945	539,671
Property and equipment, net	68,479	69,286
Goodwill	87,424	87,226
Intangible assets, net	7,569	8,103
Deferred income taxes	1,430	1,483
Investment and other assets	47,583	15,181
Total assets	$753,430	$720,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$350,841	$357,212
Accrued expenses and other current liabilities	75,258	63,213
Deferred revenue	8,005	7,966
Line of credit	71,560	88,399
Notes payable — current	3,570	3,283
Total current liabilities	509,234	520,073
Notes payable	38,404	29,507
Other long-term liabilities	44,431	16,583
Deferred income taxes	1,963	1,894
Total liabilities	594,032	568,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,646,026 and 17,573,700 shares issued; 12,255,374 and 12,183,048 shares outstanding	18	18
Additional paid-in capital	140,095	138,703
Treasury stock, at cost: 5,390,652 shares	(38,536)	(38,536)
Accumulated other comprehensive loss	(875)	(1,313)
Retained earnings	58,696	54,021
Total stockholders’ equity	159,398	152,893
Total liabilities and stockholders’ equity	$753,430	$720,950

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net sales	$533,989	$542,832
Cost of goods sold	450,875	459,236
Gross profit	83,114	83,596
Selling, general and administrative expenses	74,687	77,354
Operating profit	8,427	6,242
Interest expense, net	2,289	2,462
Equity income from unconsolidated affiliate	273	175
Income before income taxes	6,411	3,955
Income tax expense	1,736	1,144
Net income	$4,675	$2,811

Basic and Diluted Earnings Per Common Share
Basic	$0.38	$0.24
Diluted	0.35	0.23

Weighted average number of common shares outstanding:
Basic	12,218	11,846
Diluted	13,177	12,153

See Notes to the Condensed Consolidated Financial Statements.

3

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$4,675	$2,811
Other comprehensive income (loss):
Foreign currency translation adjustments	438	(256)
Total other comprehensive income (loss)	438	(256)
Comprehensive income	$5,113	$2,555

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in-	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2018	12,183	$18	$138,703	$(38,536)	$(1,313)	$54,021	$152,893
Stock option exercises, including related income tax benefit	72	—	592	—	—		592
Stock-based compensation expense	—	—	800	—	—	—	800
Net income	—	—	—	—	—	4,675	4,675
Translation adjustments	—	—	—	—	438	—	438
Balance at March 31, 2019	12,255	$18	$140,095	$(38,536)	$(875)	$58,696	$159,398

Balance at December 31, 2017	11,780	$17	$134,646	$(38,536)	$251	$31,248	$127,626
Stock option exercises, including related income tax benefit	50	—	221	—	—		221
Stock-based compensation expense	—	—	672	—	—	—	672
Net income	—	—	—	—	—	2,811	2,811
Translation adjustments	—	—	—	—	(256)	—	(256)
Balance at March 31, 2018	11,830	$17	$135,539	$(38,536)	$(5)	$34,059	$131,074

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$4,675	$2,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,135	3,605
Equity income from unconsolidated affiliate	(273)	(175)
Distribution from equity method investee	147	78
Provision for deferred income taxes	126	226
Non-cash stock-based compensation	800	672
Change in operating assets and liabilities:
Accounts receivable	48	(1,025)
Inventories	24	28,002
Prepaid expenses and other current assets	(250)	845
Other assets	324	1,718
Accounts payable	1,326	1,881
Accrued expenses and other current liabilities	7,499	2,121
Deferred revenue	39	(1,288)
Total adjustments	12,945	36,660
Net cash provided by operating activities	17,620	39,471
Cash Flows From Investing Activities
Purchases of property and equipment	(1,700)	(1,479)
Net cash used in investing activities	(1,700)	(1,479)
Cash Flows From Financing Activities
Net payments under line of credit	(16,839)	(29,085)
Borrowing under note payable	10,000	—
Payments under notes payable	(823)	(819)
Change in book overdraft	(7,697)	(2,974)
Payments of earn-out liability	—	(1,736)
Payments of obligations under finance leases	(203)	(221)
Proceeds from stock issued under stock option plans	675	251
Payment for deferred financing costs	(102)	(27)
Payment of taxes related to net-settled stock awards	(83)	(28)
Net cash used in financing activities	(15,072)	(34,639)
Effect of foreign currency on cash flow	248	(241)
Net change in cash and cash equivalents	1,096	3,112
Cash and cash equivalents at beginning of the period	6,032	9,113
Cash and cash equivalents at end of the period	$7,128	$12,225
Supplemental Cash Flow Information
Interest paid	$2,270	$2,285
Income taxes paid, net	462	1,134
Supplemental Non-Cash Investing and Financing Activities
Financed and accrued purchases of property and equipment	71	421

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. In the opinion of management, all adjustments, consisting only of normal recurring items which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. During the three months ended March 31, 2019, we generated approximately 80% of our revenue in our Commercial segment, 8% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220) — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the U.S. Tax Cuts and Jobs Act (“the Act”). The update also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Act as well as their accounting policy for releasing income tax effects from accumulated other comprehensive income. ASU 2018-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We did not adopt the optional guidance of this accounting standard update as the potential impact on our consolidated financial statements is not material.

Adoption of New Lease Accounting Standard

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities, initially measured at present value of the lease payments, on its balance sheet for leases and classified as either financing or operating leases. The new lease standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted ASC 842 on January 1, 2019, using the modified retrospective method, and we elected the package of practical expedients provided in ASC 842. In accordance with ASC 842, we did not restate comparative periods and instead reported comparative periods under ASC 840, “Leases.” We recorded operating lease ROU assets of $33.7 million as part of “Other assets” and corresponding lease obligations of $4.9 million and $32.3 million as part of “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our consolidated balance sheet upon adoption of ASC 842 on January 1, 2019. There was no material impact to our consolidated statement of operations and no cumulative effect adjustment to our retained earnings upon adoption of ASC 842. See Note 5 below for more information.

Lease Accounting Policy

ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize ROU lease assets and lease liabilities at lease commencement on our consolidated balance sheet based on the present value of lease payments over the lease term using a discount rate determined based on our incremental borrowing rate since the rate implicit in each lease is not readily determinable. We elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component. We also elected the hindsight practical expedient, which allows us to use hindsight in determining the lease term. We do not record an ROU asset and corresponding lease liability for leases with an initial term of 12 months or less (“short-term leases”). The terms in our leases may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Judgment is required in our assessment as to whether renewal or termination options are reasonably certain to be exercised and factors such as contractual terms compared to current market rates, the importance of the facility and location to the Company’s operations, among others, are considered. Lease payments are made in accordance with the lease terms and lease expense, including short-term lease expense, is recognized on a straight-line basis over the lease term.

3. Revenue

The following table presents our total net sales disaggregated by our major product line and our reportable segments (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended March 31, 2019
Hardware & Software Products	$397,034	$36,903	$39,007	$17,222	$(153)	$490,013
Services	31,494	3,144	8,186	1,152	—	43,976
Total	$428,528	$40,047	$47,193	$18,374	$(153)	$533,989

Three Months Ended March 31, 2018
Hardware & Software Products	$381,769	$52,921	$46,600	$16,668	$(154)	$497,804
Services	32,962	3,141	7,520	1,405	—	45,028
Total	$414,731	$56,062	$54,120	$18,073	$(154)	$542,832

The change in our deferred revenue related to contracts with customers was as follows (in thousands):

	Current		Long-Term		Total
Balance at December 31, 2018	$7,966	(1)	$758	(2)	$8,724
Deferral of revenue	9,549		—		9,549
Recognition of deferred revenue	(9,529)		(58)		(9,587)
Foreign currency translation	19		6		25
Balance at March 31, 2019	$8,005	(1)	$706	(2)	$8,711

(1) Presented as “Deferred revenue” on our consolidated balance sheets.

(2) Presented as part of “Other long-term liabilities” on our consolidated balance sheets.

At March 31, 2019, we had an immaterial amount of contract assets resulting from revenue being recognized in excess of the amount that we have the right to invoice the customer.

Revenue allocated to remaining performance obligations represents non-cancellable contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be delivered and recognized as revenue in future periods. Contracted, but not recognized, revenue was $29.0 million as of March 31, 2019, of which we expect to recognize approximately 54% over the next 12 months and the remainder thereafter. We applied the practical expedient provided under the revenue recognition standard and have not included information about remaining performance obligations that have original expected duration of one year or less.

4. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows by segment (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Total
Balance at December 31, 2018	$69,735	$8,322	$4,609	$4,560	$87,226
Foreign currency translation	—	—	99	99	198
Balance at March 31, 2019	$69,735	$8,322	$4,708	$4,659	$87,424

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At March 31, 2019				At December 31, 2018
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	5	$5,308	(1)	$1,621	$3,687	$5,304	(1)	$1,502	$3,802
Customer relationships	14	13,514		9,704	3,810	13,460		9,358	4,102
Non-compete agreements	5	232		160	72	2,087		1,888	199
Total intangible assets		$19,054		$11,485	$7,569	$20,851		$12,748	$8,103

(1) Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.6 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. Estimated amortization expense for intangible assets as of March 31, 2019 in each of the next five years and thereafter is as follows: $1.3 million in the remainder of 2019, $1.3 million in 2020, $0.5 million in 2021, $0.4 million in 2022, $0.3 million in 2023 and $0.9 million thereafter.

5. Leases

Our operating leases are primarily related to facility leases for administration, sales, inventory warehousing and configuration. Our operating leases have terms ranging from four to 20 years, except for one land lease which has a term of 99 years, and often include one or more options to renew. These renewal terms can extend the lease term from three to 10 years, and are included in the lease term when it is reasonably certain that we will exercise the option. At March 31, 2019, our finance leases, which are primarily related to technology equipment used in our business and included as part of property and equipment on our balance sheet, were immaterial. During the three months ended March 31, 2019, our variable and short-term lease costs were immaterial.

The following tables provide detailed information about our operating leases (in thousands):

Lease assets and liabilities	Balance Sheet Classification	At March 31, 2019
ROU assets	“Other assets”	$32,521

Current lease liabilities	“Accrued expenses and other current liabilities”	$4,626
Non-current lease liabilities	“Other long-term liabilities”	31,426
Total lease liabilities		$36,052

Operating lease costs	Income Statement Classification	Three Months Ended March 31, 2019
Lease costs	“Selling, general and administrative expenses”	$1,565

At March 31, 2019
Weighted-average remaining lease term	9 years
Weighted-average discount rate	3.95%

Three Months Ended March 31, 2019
Cash paid for operating lease liabilities	$1,564

The following table sets forth maturities of our operating lease liabilities under ASC 842 (in thousands):

At March 31, 2019

Remainder of 2019	$4,578
2020	5,326
2021	5,281
2022	5,251
2023	4,460
Thereafter	18,536
Total	43,432
Less: Imputed interest	(7,380)
Total lease liabilities	$36,052

The following table sets forth future minimum lease payments under non-cancelable leases under ASC 840 at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease obligations	$6,765	$6,186	$6,088	$5,180	$4,386	$21,969	$50,574
Capital lease obligations	1,325	1,041	571	259	224	—	3,420
Total minimum payments	$8,090	$7,227	$6,659	$5,439	$4,610	$21,969	$53,994

Total rent expense under our operating leases, net of sublease income, was $2.0 million in the three months ended March 31, 2018.

6. Debt

The following table sets forth our outstanding debt balances (in thousands):

	At March 31, 2019	At December 31, 2018
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$71,560	$88,399
Note payable, LIBOR plus 1.50%, maturing in March 2021(1)	8,796	9,243
Note payable, LIBOR plus 1.50%, maturing in March 2021(2)	1,549	1,628
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022(3)	4,158	4,207
Note payable, LIBOR plus 2.25%, maturing in January 2022(4)	3,622	3,679
Note payable, Prime plus 0.25% or LIBOR plus 2.125%, maturing in March 2021(5)	6,412	6,489
Note payable, Prime plus 0.375% or LIBOR plus 2.25%, maturing in March 2024(6)	17,207	7,308
Note payable, LIBOR plus 3.2%, maturing in May 2025	230	236
Total	113,534	121,189
Less: Total current debt	75,130	91,682
Total non-current debt	$38,404	$29,507

(1)	Refer to discussion below regarding the sub-line secured by the building in Santa Monica, California.
(2)	Refer to discussion below regarding the sub-line secured by the building in Woodridge, Illinois
(3)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Irvine, California.
(4)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Lewis Center, Ohio.
(5)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in New Albany, Ohio.
(6)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in El Segundo, California.

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

The terms of our credit facility, as amended through March 31, 2019, provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit and a sub-line of up to £25,000,000 as the UK Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fifth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (vi) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%; and (vii) a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month. The terms of our credit facility are more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2019, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2019, we had $220.5 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

On July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of March 31, 2019, we had no outstanding balance under the Channel Finance Facility.

At March 31, 2019, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 4.06%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

The following table sets forth the maturities of our outstanding debt balances as of March 31, 2019 (in thousands):

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Total long-term debt obligations	$2,677	$3,563	$13,685	$7,335	$728	$13,986	$41,974
Revolving credit facility	71,560	—	—	—	—	—	71,560
Total	$74,237	$3,563	$13,685	$7,335	$728	$13,986	$113,534

7. Income Taxes

We determine our interim income tax provision by applying our effective income tax rate expected to be applicable for the full fiscal year to pre-tax income for the interim periods, adjusting the result for any discrete items which occur during the interim period.

Accounting for Uncertainty in Income Taxes

At each of March 31, 2019 and December 31, 2018, we had unrecognized tax benefits of $0.3 million related to research credits. For the three months ended March 31, 2019 and 2018, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at March 31, 2019 and December 31, 2018. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

We are subject to U.S. and foreign income tax examinations for years subsequent to 2014, and state income tax examinations for years subsequent to 2013. However, to the extent allowable by law, the tax authorities may have a right to examine prior periods when net operating losses or tax credits were generated and carried forward for subsequent utilization, and make adjustments up to the amount of the net operating losses or credit carryforwards.

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

We made no repurchases of shares of our common stock under this program during the three months ended March 31, 2019. At March 31, 2019, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

9. Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. For the three months ended March 31, 2019 and 2018, approximately 44,000 and 816,000 common shares, respectively, have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

A reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$4,675	$2,811
Denominator:
Basic EPS - Weighted average number of common shares outstanding	12,218	11,846
Dilutive effect of stock awards	959	307
Diluted EPS - Weighted average number of common shares outstanding	13,177	12,153
Earnings per share:
Basic	$0.38	$0.24
Diluted	0.35	0.23

10. Segment Information

Summarized segment information for our operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended March 31, 2019
Net sales	$428,528	$40,047	$47,193	$18,374	$(153)	$533,989
Gross profit (loss)	66,430	5,076	7,984	3,778	(154)	83,114
Depreciation and amortization expense(1)	1,251	102	190	78	1,514	3,135
Operating profit (loss)	22,645	141	1,553	(544)	(15,368)	8,427

Three Months Ended March 31, 2018
Net sales	$414,731	$56,062	$54,120	$18,073	$(154)	$542,832
Gross profit (loss)	65,848	6,024	8,361	3,515	(152)	83,596
Depreciation and amortization expense(1)	1,363	175	266	49	1,752	3,605
Operating profit (loss)	21,717	50	1,462	(292)	(16,695)	6,242

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of March 31, 2019 and December 31, 2018, we had total consolidated assets of $753.4 million and $721.0 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

11. Commitments and Contingencies

As of March 31, 2019, there has been no material change in any off-balance sheet arrangements since December 31, 2018, except for the operating leases that were recorded on our balance sheet as a result of our adoption of ASC 842 on January 1, 2019. See Notes 2 and 5 above for more information.

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

Delaware Litigation with Collab9. On December 5, 2016, Collab9, Inc. (formerly, En Pointe Technologies Sales, Inc.) filed an action against PCM, Inc. and its subsidiary, En Pointe Technologies Sales, LLC, in the Superior Court of Delaware in New Castle County, Delaware. The action arises out of a March 12, 2015 Asset Purchase Agreement (“APA”) pursuant to which the Company acquired assets of Collab9’s information technology solutions business. Collab9’s complaint alleged that the Company breached the APA by failing to pay Collab9 the full amount of the periodic “earn-out” payments to which Collab9 is entitled under the APA. On March 5, 2018, Collab9 filed a motion for leave to amend its pleadings to add new allegations in support of its earn-out claim and to advance additional theories of recovery. In its Second Amended Complaint, accepted for filing June 20, 2018, Collab9 advanced four counts, or “causes of action,” in which it alleged that the Company (i) failed to include in the earn-out payments a portion of internally delivered services revenue calculated across all consolidated Company businesses rather than the acquired En Pointe business; (ii) transferred accounts and sales persons away from the En Pointe business for the purpose of reducing the earn-out payment calculation; (iii) had an implied duty to maintain a separate financial accounting system for the purpose of tracking earn-out payment calculations; (iv) failed to provide Collab9 with a sublicense to certain SAP software acquired by the Company under the APA; (v) obtained and modified certain data that Collab9 delivered to the Company; and (vi) failed to cooperate with Collab9 to indemnify it in connection with the foregoing claims. Collab9 further asserted breaches of the APA and the implied covenant of good faith and fair dealing, and that the Company’s certification of earn-out payments was fraudulent. On June 27, 2018, the Company answered, asserted tort and contract counterclaims and third-party claims against the sellers in the Collab9 transaction, and moved to dismiss two of the four counts in the complaint. The counterclaims included allegations that the sellers intentionally breached their representations and warranties concerning the financial statements of the business whose assets the Company acquired under the APA, and the need for minority business certifications which were required for certain acquired contracts under the APA. The counterclaims also include allegations that the sellers failed to disclose related party interests or retained control over Ovex Technologies (Private) Limited (“Ovex”), a third party operation in Pakistan that provided support functions for the acquired business. In response to the Company’s motion, Collab9 filed a Third Amended Complaint on September 10, 2018 for the stated purpose of addressing the Company’s arguments. On October 23, 2018, the Company again moved to dismiss two of the four counts and otherwise answered the complaint, and amended its counterclaims on November 16, 2018. The parties briefed cross-motions to dismiss, and the court has oral argument currently scheduled for May 2019, though it appears the argument may be moved to June 2019. On February 15, 2019, Collab9 filed a companion action against a PCM employee in the same Delaware court, alleging that the employee violated certain contractual duties allegedly owed to Collab9. On April 29, 2019, the PCM employee filed a motion to dismiss the action, which also may be set for argument in June 2019. Although Collab9 has designated it as “related,” the Company is not a party to the companion action but may ultimately indemnify the employee in connection with the defense of this action. The Company believes the claims brought by Collab9 are speculative and wholly without merit, and intends to vigorously defend against them. However, the outcome of these matters is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of these matters.

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

Pakistan Litigation. On June 3, 2017, Ovex filed an action in Islamabad Pakistan against PCM’s subsidiary En Pointe, and PCM’s subsidiary in Pakistan, claiming that En Pointe breached a contract pursuant to which Ovex provided En Pointe with back-office administrative support and customer service support. The complaint sought damages, declaratory relief that En Pointe’s termination of services contract should be suspended, and other injunctive relief. On the same date, the court in Pakistan issued a temporary order suspending the termination of the services contract pending a further hearing on the action and indicating that such order will not affect any other order or proceeding of any other competent judicial authority. En Pointe filed applications before the court in Pakistan seeking orders dismissing the injunction and staying the case filed by Ovex seeking damages. En Pointe’s applications were based on its assertion that any matters to be litigated arising out of or in connection with the services contract is subject to a binding and enforceable exclusive arbitration clause in the services contract. On October 10, 2017, the Civil Court in Islamabad Pakistan dismissed the case on grounds of the exclusive venue provision of the contract which requires the case to be litigated in arbitration in California. Ovex appealed the decision of the Civil Court to the High Court in Islamabad. The High Court heard arguments by Ovex on the appeal in early November 2017. The case was temporarily adjourned by request to the High Court by Ovex with the consent of En Pointe, was then refixed for a hearing in August 2018. There was a hearing on March 21, 2019 on the appealed decision of the Civil Court, and the parties are awaiting a ruling. The Company believes the claims by Ovex are speculative and wholly without merit, and continues to vigorously defend the claims on jurisdictional grounds. However, the outcome of this matter in Pakistan is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome in the Pakistan courts. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter. In addition to the action by Ovex against En Pointe in Islamabad, on April 3, 2018, the sole shareholder of Ovex filed an action in Lahore Pakistan purportedly on behalf of Ovex against certain officers and directors of En Pointe, PCM and PCM’s subsidiary in Pakistan claiming that Ovex was harmed as a result of an alleged scheme to drive Ovex employees to leave Ovex and join Pakistan-based direct competitors of PCM and affiliates of PCM. No relief has been sought directly against PCM or any of its subsidiaries in the action. There is currently an argument set on whether to dismiss the case on May 11, 2019. We believe that the claims in this action lack merit and continue to vigorously defend the claims on jurisdictional grounds. On September 11, 2017, July 5, 2018, and again on August 17, 2018, the U.S. District Court for the Central District of California entered orders confirming that the pending proceedings in Islamabad and Lahore Pakistan are barred by the arbitration requirements of the applicable service contract between the parties. Despite the orders by the U.S. District Court for the Central District of California, Ovex and its shareholder continue to pursue the litigation in Islamabad and Lahore.

Ovex Arbitration. On June 6, 2017, En Pointe commenced arbitration against Ovex claiming damages arising from various claimed breaches by Ovex of the services contract between the parties. On July 7, 2017, an emergency arbitrator granted En Pointe some interim relief, including (i) a declaration that the arbitration clause in the services contract is valid and not waived, (ii) that any claim relating to termination of the services contract, or for beach of the contract, or for damages arising out of the services contract must be conducted within the arbitration, and (iii) that the services contract terminates no later than August 18, 2017. A permanent arbitrator for the action was appointed on August 3, 2017 and the arbitrator held an in-person, live, evidentiary hearing on November 28, 2017. On March 9, 2018, the arbitrator in the primary arbitration proceeding entered a partial final award in favor of En Pointe. In the award, the arbitrator found, among other things, that: (1) En Pointe had not breached the service contract and owes nothing to Ovex; (2) Ovex materially breached the service agreement and owes En Pointe $990,586 in actual damages plus attorneys’ fees; and (3) the service agreement was properly terminated by En Pointe with no further obligations to En Pointe. Additional claims and damages against Ovex will be decided in a later phase of the arbitration.

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. During the three months ended March 31, 2019, we generated approximately 80% of our revenue in our Commercial segment, 8% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 3% of our revenue in our United Kingdom segment.

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

	Three Months Ended March 31,
	2019	2018
Microsoft	11%	13%
HP Inc.	13	11

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

STRATEGIC DEVELOPMENTS

We are currently involved in several disputes related to our acquisition of En Pointe Technologies completed in April 2015. These proceedings are described under the heading “Legal Proceedings” in Part I, Item 1, Note 11 of the Notes to the Condensed Consolidated Financial Statements of this report and are incorporated herein by reference. Any litigation, arbitration or other dispute resolution process could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such matters, we may be subject to significant damages or equitable remedies relating to the operation of our business and could incur significant costs in asserting, defending, or settling any such matters. While we intend to pursue and/or defend these actions vigorously, we cannot determine with any certainty the costs or outcome of such pending or future matters, and they may materially harm our business, results of operations or financial condition.

Adoption of New Lease Accounting Standard

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities, initially measured at present value of the lease payments, on its balance sheet for leases and classified as either financing or operating leases. The new lease standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted ASC 842 on January 1, 2019, using the modified retrospective method, and we elected the package of expedients provided in ASC 842. In accordance with ASC 842, we did not restate comparative periods and instead reported comparative periods under ASC 840, “Leases.” We recorded operating lease ROU assets of $33.7 million as part of “Other assets” and corresponding lease obligations of $4.9 million and $32.3 million as part of “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our consolidated balance sheet upon adoption of ASC 842 on January 1, 2019. There was no material impact to our consolidated statement of operations and no cumulative effect adjustment to our retained earnings upon adoption of ASC 842.

ERP Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In October 2015, our management selected, and our board of directors approved, the adoption of the SAP platform (that came with the acquisition of En Pointe) to be the platform to which we would migrate all legacy systems. We have made significant progress in the configuration, implementation and successful migration of a large number of our customers to our new ERP platform. We will continue to make progress throughout the remainder of 2019. We currently expect to have the vast majority of our business transitioned to the new platform by mid to late 2019 with a total expected capitalized cost of under $5 million.

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

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

	Three Months Ended March 31,
	2019	2018
Net sales	$533,989	$542,832
Cost of goods sold	450,875	459,236
Gross profit	83,114	83,596
Selling, general and administrative expenses	74,687	77,354
Operating profit	8,427	6,242
Interest expense, net	2,289	2,462
Equity income from unconsolidated affiliate	273	175
Income before income taxes	6,411	3,955
Income tax expense	1,736	1,144
Net income	$4,675	$2,811

Basic and Diluted Earnings Per Common Share
Basic	$0.38	$0.24
Diluted	0.35	0.23

Weighted average number of common shares outstanding:
Basic	12,218	11,846
Diluted	13,177	12,153

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	84.4	84.6
Gross profit	15.6	15.4
Selling, general and administrative expenses	14.0	14.3
Operating profit	1.6	1.1
Interest expense, net	0.4	0.4
Equity income from unconsolidated affiliate	0.0	0.0
Income before income taxes	1.2	0.7
Income tax expense	0.3	0.2
Net income	0.9%	0.5%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2019		2018
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales		Dollar Change	Percent Change
Commercial	$428,528	80%	$414,731	76%		$13,797	3%
Public Sector	40,047	8	56,062	10		(16,015)	(29)
Canada	47,193	9	54,120	10		(6,927)	(13)
United Kingdom	18,374	3	18,073	3		301	2
Corporate & Other	(153)	—	(154)	—		1	(1)
Consolidated	$533,989	100%	$542,832	100	%(1)	$(8,843)	(2)

(1) Does not foot due to rounding.

Consolidated net sales were $534.0 million in the three months ended March 31, 2019 compared to $542.8 million in the three months ended March 31, 2018, a decrease of $8.8 million or 2%. Consolidated sales of services were $44.0 million in the three months ended March 31, 2019 compared to $45.0 million in the three months ended March 31, 2018, a decrease of $1.0 million, or 2%, and represented 8% of consolidated net sales in each of the three months ended March 31, 2019 and 2018. There was one less selling day in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Average daily sales during the three months ended March 31, 2019 were flat compared to the three months ended March 31, 2018.

Commercial net sales were $428.5 million in the three months ended March 31, 2019 compared to $414.7 million in the three months ended March 31, 2018, an increase of $13.8 million or 3%. Sales of services in our Commercial segment were $31.5 million in the three months ended March 31, 2019 compared to $33.0 million in the three months ended March 31, 2018, a decrease of $1.5 million or 4%, and represented 7% and 8% of Commercial net sales in each of the three months ended March 31, 2019 and 2018, respectively. The increase in our Commercial segment net sales in the quarter was primarily due to strong demand in the commercial business sector, partially offset by several specific, non-strategic customer deals that we elected not to pursue based on our focus on profitable growth. Our Commercial net sales results also included a $9.6 million decrease in sales reported on a net basis.

Public Sector net sales were $40.0 million in the three months ended March 31, 2019 compared to $56.1 million in the three months ended March 31, 2018, a decrease of $16.1 million or 29%. Sales of services in our Public Sector segment remained relatively flat at $3.1 million in the quarter, and represented 8% and 6% of Public Sector net sales in the three months ended March 31, 2019 and 2018, respectively. The decrease in our Public Sector net sales was primarily due to a 49% decrease in our federal sales which were negatively impacted by the federal government shutdown during the first quarter of 2019. We expect we will have the opportunity to make up any negative impact relating to this shutdown over the course of the remainder of this year. The Public Sector segment results were also impacted by a 16% decrease in SLED sales. Our Public Sector net sales results also included an $8.6 million decrease in sales reported on a net basis.

Canada net sales were $47.2 million in the three months ended March 31, 2019 compared to $54.1 million in the three months ended March 31, 2018, a decrease of $6.9 million, or 13%. Sales of services in our Canada segment were $8.2 million in the three months ended March 31, 2019, compared to $7.5 million in the three months ended March 31, 2018, an increase of $0.7 million or 9%, and represented 17% and 14% of Canada net sales in the three months ended March 31, 2019 and 2018, respectively. The decrease in Canada net sales in the three months ended March 31, 2019 was primarily due to a reduction in revenues from a single large customer on a low margin contract.

Our United Kingdom segment net sales were $18.4 million in the three months ended March 31, 2019 compared to $18.1 million in the three months ended March 31, 2018, an increase of $0.3 million, or 2%. Sales of services in our United Kingdom segment were $1.2 million in the three months ended March 31, 2019, compared to $1.4 million in the three months ended March 31, 2018, a decrease of $0.2 million or 18%, and represented 6% and 8% of United Kingdom net sales in the three months ended March 31, 2019 and 2018, respectively.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $83.1 million in the three months ended March 31, 2019 compared to $83.6 million in the three months ended March 31, 2018, a decrease of $0.5 million. On an average daily basis, our gross profit increased 1% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Consolidated gross profit margin increased to 15.6% in the three months ended March 31, 2019 from 15.4% in the same period last year. The decrease in consolidated gross profit was due to the decrease in net sales discussed above and a decrease in vendor consideration. The increase in consolidated gross profit margin was due to a shift in sales mix towards our higher margin Commercial segment and a shift in mix toward higher margin solutions, partially offset by a decrease in sales reported on a net basis.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $74.7 million in the three months ended March 31, 2019 compared to $77.4 million in the three months ended March 31, 2018, a decrease of $2.7 million or 3%. Consolidated SG&A expenses as a percentage of net sales decreased to 14.0% in the three months ended March 31, 2019 from 14.3% in the same period last year. The decrease in consolidated SG&A expenses was due to a $1.2 million decrease in personnel costs, a $0.6 million decrease in telecommunication costs and a $0.5 million decrease in outside service costs. Further, our SG&A expenses benefited from a $0.5 million settlement received related to a Canadian LCD class action lawsuit.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit (loss) margin by segment for the periods presented (in thousands):

	Three Months Ended March 31,								Change in
	2019			2018			Change in		Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Operating Profit (Loss)		Profit (Loss) Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$22,645	5.3%		$21,717	5.2%		$928	4%	0.1%
Public Sector	141	0.4		50	0.1		91	182	0.3
Canada	1,553	3.3		1,462	2.7		91	6	0.6
United Kingdom	(544)	(3.0)		(292)	(1.6)		(252)	86	(1.4)
Corporate & Other	(15,368)	(2.9	)(1)	(16,695)	(3.1	)(1)	1,327	8	0.2
Consolidated	$8,427	1.6		$6,242	1.1		$2,185	35	0.5

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $8.4 million in the three months ended March 31, 2019 compared to $6.2 million in the three months ended March 31, 2018, an increase of $2.2 million or 35%.

Commercial operating profit was $22.6 million in the three months ended March 31, 2019 compared to $21.7 million in the three months ended March 31, 2018, an increase of $0.9 million or 4%. The increase in Commercial operating profit was primarily due to a $0.7 million decrease in personnel costs, a $0.6 million increase in Commercial gross profit and a decrease in other general operating expenses, partially offset by a $0.4 million increase in bad debt expense.

Public Sector operating profit was $141,000 in the three months ended March 31, 2019 compared to $50,000 in the three months ended March 31, 2018, an increase of $91,000 or 182%. Public Sector operating profit was primarily impacted by a $0.9 million decrease in personnel costs and a $0.9 million decrease in Public Sector gross profit.

Canada operating profit was $1.6 million in the three months ended March 31, 2019 compared to $1.5 million in the three months ended March 31, 2018, an increase of $0.1 million or 6%. The small increase in Canada operating profit was primarily due to a $0.5 million settlement received relating to a Canadian LCD class action lawsuit, partially offset by a $0.4 million decrease in Canada gross profit.

United Kingdom operating loss was $0.5 million in the three months ended March 31, 2019 compared to $0.3 million in the three months ended March 31, 2018, an increase of $0.2 million. The increase in United Kingdom operating loss was primarily due to a $0.3 million increase in personnel costs and a $0.2 million increase in recruiting fees, partially offset by a $0.3 million increase in United Kingdom gross profit.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $15.4 million in the three months ended March 31, 2019 compared to $16.7 million in the three months ended March 31, 2018, a decrease of $1.3 million or 8%. The decrease in Corporate & Other operating expenses in the three months ended March 31, 2019 was primarily due to a $0.5 million decrease in telecommunication costs, a $0.4 million decrease in outside service costs, a $0.3 million decrease in legal costs and a $0.2 million decrease in personnel costs, partially offset by a $0.6 million increase in M&A expenses.

Net Interest Expense

Total net interest expense for the three months ended March 31, 2019 was $2.3 million compared with $2.5 million in the same period of 2018, a decrease of $0.2 million or 7%. The decrease in net interest expense was primarily due to a lower average loan balance outstanding during the three months ended March 31, 2019 compared to the same period in the prior year, partially offset by a higher average interest rate during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Income Taxes

We recorded an income tax expense of $1.7 million in the three months ended March 31, 2019 compared to $1.1 million in the three months ended March 31, 2018 Our effective tax rate was 27.1% compared to 28.9% in the same period prior year. Income taxes in the three months ended March 31, 2019 reflected increased excess tax benefits associated with stock-based compensation. Income taxes in the three months ended March 31, 2018 reflected the new lower Federal income tax rate and other factors within tax reform.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital needs have been, and we expect will continue to be, the funding of our existing working capital requirements, capital expenditures for which we expect to include substantial investments in our new ERP system, eCommerce platform and other upgrades of our current IT infrastructure over the next several years, which are discussed further below in “Other Planned Capital Projects,” possible sales growth, possible acquisitions and new business ventures, and possible repurchases of our common stock under a discretionary repurchase program, which is also further discussed below. Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our continuing efforts to drive revenue growth from commercial customers could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current uncertainty in the macroeconomic environment may limit our cash resources that could otherwise be available to fund capital investments, future strategic opportunities or growth beyond our current operating plans. We may in the future seek additional financing from public or private debt or equity financings to fund additional acquisitions or expansion, or take advantage of opportunities or favorable market conditions. If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests.

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

We had cash and cash equivalents of $7.1 million at March 31, 2019 and $6.0 million at December 31, 2018. Our working capital increased by $12.1 million to a working capital of $31.7 million at March 31, 2019 from $19.6 million at December 31, 2018.

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, again amended in April 2015 and increased to a total of $30 million, and again amended in August 2017 and increased to a total of $40 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. We expect that the repurchase of our common stock under the program will be financed with existing working capital and amounts available under our existing credit facility. The repurchased shares are held as treasury stock. No limit was placed on the duration of the repurchase program. There is no guarantee as to the exact number of shares that we will repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. The program can also be discontinued at any time management feels additional purchases are not warranted. We made no repurchases of shares of our common stock under this program during the three months ended March 31, 2019. At March 31, 2019, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility.

Cash Flows from Operating Activities. Net cash provided by operating activities was $17.6 million in the three months ended March 31, 2019 compared to net cash provided by operating activities was $39.5 million in the three months ended March 31, 2018.

The $17.6 million of net cash provided by operating activities in the three months ended March 31, 2019 was primarily due to a $7.5 million increase in accrued expenses and other current liabilities as well as our net income for the first quarter of 2019. The $39.5 million of net cash provided by operating activities in the three months ended March 31, 2018 was primarily due to a $28.0 million decrease in inventory primarily reflecting our sell through of certain purchases we made in the fourth quarter of 2017, a $2.1 million increase in our other accrued liabilities, a $1.9 million increase in accounts payable and a $1.7 million increase in other assets.

Cash Flows from Investing Activities. Net cash used in investing activities was $1.7 million in the three months ended March 31, 2019 compared to $1.5 million in the three months ended March 31, 2018

The $1.7 million of net cash used in investing activities in the three months ended March 31, 2019 was primarily related to investments in our IT infrastructure. The $1.5 million of net cash used in investing activities in the three months ended March 31, 2018 was primarily related to investments in our IT infrastructure and leasehold improvements.

Cash Flows from Financing Activities. Net cash used in financing activities in the three months ended March 31, 2019 was $15.1 million compared to $34.6 million in the three months ended March 31, 2018.

The $15.1 million of net cash used in financing activities in the three months ended March 31, 2019 was primarily related to $16.8 million of net payments made on our line of credit and a $7.7 million decrease in book overdraft, partially offset by $10.0 million received from a refinancing of one of our real estate properties. The $34.6 million of net cash used in financing activities in the three months ended March 31, 2018 was primarily related to $29.1 million of net payments made on our line of credit, a $3.0 million decrease in book overdraft and $1.7 million of earn-out liability payments.

Line of Credit and Related Notes. The following table sets forth our outstanding debt balances (in thousands):

	At March 31, 2019	At December 31, 2018
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$71,560	$88,399
Note payable, LIBOR plus 1.50%, maturing in March 2021(1)	8,796	9,243
Note payable, LIBOR plus 1.50%, maturing in March 2021(2)	1,549	1,628
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022(3)	4,158	4,207
Note payable, LIBOR plus 2.25%, maturing in January 2022(4)	3,622	3,679
Note payable, Prime plus 0.25% or LIBOR plus 2.125%, maturing in March 2021(5)	6,412	6,489
Note payable, Prime plus 0.375% or LIBOR plus 2.25%, maturing in March 2024(6)	17,207	7,308
Note payable, LIBOR plus 3.2%, maturing in May 2025	230	236
Total	113,534	121,189
Less: Total current debt	75,130	91,682
Total non-current debt	$38,404	$29,507

(1)	Refer to discussion below regarding the sub-line secured by the building in Santa Monica, California.
(2)	Refer to discussion below regarding the sub-line secured by the building in Woodridge, Illinois
(3)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Irvine, California.
(4)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Lewis Center, Ohio.
(5)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in New Albany, Ohio.
(6)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in El Segundo, California.

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

The terms of our credit facility, as amended through March 31, 2019, provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit and a sub-line of up to £25,000,000 as the UK Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fifth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (vi) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%; and (vii) a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month. The terms of our credit facility are more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At March 31, 2019, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At March 31, 2019, we had $220.5 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

On July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of March 31, 2019, we had no outstanding balance under the Channel Finance Facility.

At March 31, 2019, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 4.06%.

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

The following table sets forth the maturities of our outstanding debt balances as of March 31, 2019 (in thousands):

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Total long-term debt obligations	$2,677	$3,563	$13,685	$7,335	$728	$13,986	$41,974
Revolving credit facility	71,560	—	—	—	—	—	71,560
Total	$74,237	$3,563	$13,685	$7,335	$728	$13,986	$113,534

Other Planned Capital Projects

ERP Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In October 2015, our management selected, and our board of directors approved, the adoption of the SAP platform (that came with the acquisition of En Pointe) to be the platform to which we would migrate all legacy systems. We have made significant progress in the configuration, implementation and successful migration of a large number of our customers to our new ERP platform. We will continue to make progress throughout the remainder of 2019. We currently expect to have the vast majority of our business transitioned to the new platform by mid to late 2019 with a total expected capitalized cost of under $5 million.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, there has been no material change in any off-balance sheet arrangements since December 31, 2018, except for the operating leases that were recorded on our balance sheet as a result of our adoption of ASC 842 on January 1, 2019.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 11 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

There were no material related-party transactions during the three months ended March 31, 2019 other than compensation arrangements in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At March 31, 2019, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of March 31, 2019. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At March 31, 2019, we had $71.6 million outstanding under our line of credit and $41.7 million outstanding under our notes payable with variable interest rates. At March 31, 2019, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.1 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. We have also recently commenced operations in the United Kingdom. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of March 31, 2019, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, other than ordinary routine litigation incidental to the business and certain other noteworthy proceedings described under the heading “Legal Proceedings” in Part I, Item 1, Note 11 of the Notes to the Condensed Consolidated Financial Statements of this report.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft represented approximately 11% and 13% of our net sales in the three months ended March 31, 2019 and 2018, respectively, and products manufactured by HP Inc. represented approximately 13% and 11% of our net sales in the three months ended March 31, 2019 and 2018, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

A significant portion of our working capital requirements and our real estate acquisitions have historically been funded through borrowings under our working capital credit facility or through long term notes. These facilities bear interest at variable rates tied to the LIBOR or prime rate, and the long-term notes generally have initial terms of between five and seven years. If the variable interest rates on our borrowings increase, we could incur greater interest expense than we have in the past. Rising interest rates, and our increased interest expense that would result from them, could negatively impact our results of operations and financial condition.

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

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Frank F. Khulusi, our Chairman of the Board and Chief Executive Officer, as well as other executive officers and senior management. The loss of service of one or more of our key management members could have a material adverse effect on our business. Our success and plans for future growth will also depend in part on our management’s continuing ability to hire, train and retain skilled personnel in all areas of our business such as sales, services and IT personnel. For example, our management information systems and processes require the services of employees with extensive knowledge of these systems and processes and the business environment in which we operate, and in order to successfully implement and operate our systems and processes we must be able to attract and retain a significant number of information technology specialists. We also require the services of personnel with extensive knowledge related to our performance under various of our service contracts, which may contain service level performance requirements and other obligations which are dependent on our ability to attract and retain such personnel. We may not be able to attract, train and retain the skilled personnel required to, among other things, implement, maintain, and operate our information systems and processes or to offer and support our managed and advanced technology solutions and service contracts, and any failure to do so would likely have a material adverse effect on our operations.

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

PCM, INC.
(Registrant)

Date: May 9, 2019	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

