Form 10-Q
period 2019-06-30
PCM, INC.
filed 2019-08-08
CIK 937941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 12,327,791 shares of common stock outstanding.

PCM, INC.

PCM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts and share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,835	$6,032
Accounts receivable, net of allowances of $1,730 and $1,714	498,827	463,487
Inventories	52,832	61,617
Prepaid expenses and other current assets	9,170	8,535
Total current assets	567,664	539,671
Property and equipment, net	68,062	69,286
Goodwill	87,397	87,226
Intangible assets, net	7,144	8,103
Deferred income taxes	1,384	1,483
Investment and other assets	44,252	15,181
Total assets	$775,903	$720,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377,862	$357,212
Accrued expenses and other current liabilities	61,454	63,213
Deferred revenue	7,115	7,966
Line of credit	77,104	88,399
Notes payable — current	3,569	3,283
Total current liabilities	527,104	520,073
Notes payable	37,569	29,507
Other long-term liabilities	41,262	16,583
Deferred income taxes	2,424	1,894
Total liabilities	608,359	568,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,718,443 and 17,573,700 shares issued; 12,327,791 and 12,183,048 shares outstanding	18	18
Additional paid-in capital	139,597	138,703
Treasury stock, at cost: 5,390,652 shares	(38,536)	(38,536)
Accumulated other comprehensive loss	(433)	(1,313)
Retained earnings	66,898	54,021
Total stockholders’ equity	167,544	152,893
Total liabilities and stockholders’ equity	$775,903	$720,950

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$548,326	$546,430	$1,082,315	$1,089,262
Cost of goods sold	457,367	456,013	908,242	915,249
Gross profit	90,959	90,417	174,073	174,013
Selling, general and administrative expenses	78,090	77,222	152,777	154,576
Operating profit	12,869	13,195	21,296	19,437
Interest expense, net	2,293	2,315	4,582	4,777
Equity income from unconsolidated affiliate	425	129	698	304
Income before income taxes	11,001	11,009	17,412	14,964
Income tax expense	2,799	3,126	4,535	4,270
Net income	$8,202	$7,883	$12,877	$10,694

Basic and Diluted Earnings Per Common Share
Basic	$0.67	$0.66	$1.05	$0.90
Diluted	0.62	0.64	0.97	0.88

Weighted average number of common shares outstanding:
Basic	12,289	11,912	12,253	11,878
Diluted	13,242	12,259	13,211	12,145

See Notes to the Condensed Consolidated Financial Statements.

3

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$8,202	$7,883	$12,877	$10,694
Other comprehensive income (loss):
Foreign currency translation adjustments	442	(562)	880	(818)
Total other comprehensive income (loss)	442	(562)	880	(818)
Comprehensive income	$8,644	$7,321	$13,757	$9,876

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in-	Treasury	Comprehensive	Retained
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2018	12,183	$18	$138,703	$(38,536)	$(1,313)	$54,021	$152,893
Stock option exercises, including related income tax benefit	72	—	592	—	—	—	592
Stock-based compensation expense	—	—	800	—	—	—	800
Net income	—	—	—	—	—	4,675	4,675
Translation adjustments	—	—	—	—	438	—	438
Balance at March 31, 2019	12,255	$18	$140,095	$(38,536)	$(875)	$58,696	$159,398

Stock option exercises, including related income tax benefit	73		(1,268)	—	—	—	(1,268)
Stock-based compensation expense	—	—	770	—	—	—	770
Net income	—	—	—	—	—	8,202	8,202
Translation adjustments	—	—	—	—	442		442
Balance at June 30, 2019	12,328	$18	$139,597	$(38,536)	$(433)	$66,898	$167,544

Balance at December 31, 2017	11,780	$17	$134,646	$(38,536)	$251	$31,248	$127,626
Stock option exercises, including related income tax benefit	50	—	221	—	—	—	221
Stock-based compensation expense	—	—	672	—	—	—	672
Net income	—	—	—	—	—	2,811	2,811
Translation adjustments	—	—	—	—	(256)	—	(256)
Balance at March 31, 2018	11,830	$17	$135,539	$(38,536)	$(5)	$34,059	$131,074

Stock option exercises, including related income tax benefit	64	1	(400)	—	—	—	(400)
Stock-based compensation expense	—	—	760	—	—	—	760
Net income	—	—	—	—	—	7,883	7,883
Translation adjustments	—	—	—	—	(562)	—	(562)
Balance at June 30, 2018	11,894	$18	$135,899	$(38,536)	$(567)	$41,942	$138,755

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$12,877	$10,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,093	6,913
Equity income from unconsolidated affiliate	(698)	(304)
Distribution from equity method investee	279	162
Provision for deferred income taxes	649	984
Non-cash stock-based compensation	1,570	1,432
Change in operating assets and liabilities:
Accounts receivable	(35,340)	(82,414)
Inventories	8,785	24,980
Prepaid expenses and other current assets	(635)	135
Other assets	3,986	1,571
Accounts payable	27,216	102,681
Accrued expenses and other current liabilities	(9,477)	1,247
Deferred revenue	(851)	4,291
Total adjustments	1,577	61,678
Net cash provided by operating activities	14,454	72,372
Cash Flows From Investing Activities
Purchases of property and equipment	(3,281)	(2,358)
Acquisition of Stack Technology	—	(166)
Net cash used in investing activities	(3,281)	(2,524)
Cash Flows From Financing Activities
Net payments under line of credit	(11,295)	(64,478)
Borrowing under note payable	10,000	—
Payments under notes payable	(1,656)	(1,638)
Change in book overdraft	(6,566)	1,952
Payments of earn-out liability	—	(2,199)
Payments of obligations under capital lease	(761)	(349)
Proceeds from stock issued under stock option plans	825	261
Payment for deferred financing costs	(108)	(43)
Payment of taxes related to net-settled stock awards	(1,504)	(450)
Net cash used in financing activities	(11,065)	(66,944)
Effect of foreign currency on cash flow	695	(514)
Net change in cash and cash equivalents	803	2,390
Cash and cash equivalents at beginning of the period	6,032	9,113
Cash and cash equivalents at end of the period	$6,835	$11,503
Supplemental Cash Flow Information
Interest paid	$4,382	$4,579
Income taxes paid (refund), net	8,578	(1,558)
Supplemental Non-Cash Investing and Financing Activities
Financed and accrued purchases of property and equipment	638	1,134

See Notes to the Condensed Consolidated Financial Statements.

PCM, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Description of Company

PCM, Inc. (“PCM”) is a leading multi-vendor provider of technology solutions, including hardware products, software and services, offered through our dedicated sales force, ecommerce channels and technology services teams. Since our founding in 1987, we have served our customers by offering products and services from vendors such as Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Symantec and VMware. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cloud, security, data center, networking, collaboration and mobility. Our sales and marketing efforts allow our vendor partners to reach multiple customer segments including small, medium and enterprise businesses, state, local and federal governments and educational institutions.

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. During the three months ended June 30, 2019, we generated approximately 79% of our revenue in our Commercial segment, 8% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 4% of our revenue in our United Kingdom segment. During the six months ended June 30, 2019, we generated approximately 79% of our revenue in our Commercial segment, 8% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 4% of our revenue in our United Kingdom segment.

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

Proposed Insight Merger Transaction

On June 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Insight Enterprises, Inc., a Delaware corporation (“Insight”) and Trojan Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Insight (“Merger Sub”). Pursuant to, and on the terms and subject to the conditions of, the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger.

Consummation of the Merger is subject to customary conditions including, among others, (i) the approval of the Company’s stockholders and (ii) the receipt of antitrust approval or clearance under applicable antitrust or competition laws. In addition, the obligation of each party to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality qualifications) and the other party having performed in all material respects its obligations under the Merger Agreement. Insight’s obligations to consummate the Merger are further subject to the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company since the date of the Merger Agreement. While the Merger Agreement contemplates that Insight will obtain acquisition financing concurrently with the transaction, Insight’s obligations under the Merger Agreement are not subject to a financing contingency. The Company has agreed to take certain actions under the Merger Agreement in support of Insight’s acquisition financing.

Each of Insight, the Company and Merger Sub has made customary representations and warranties and agreed to customary pre-closing covenants in the Merger Agreement, including, among others, the mutual covenant of each of Insight and the Company to use their respective reasonable best efforts to consummate and make effective the transactions contemplated by the Merger Agreement. In addition, the Company has agreed to other customary pre-closing covenants, including, among others, to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

The Merger Agreement also provides that, subject to certain exceptions with respect to certain unsolicited proposals, the Company will not, and will cause its subsidiaries and directors and officers not to, and will use reasonable best efforts to cause its and its subsidiaries’ representatives not to, directly or indirectly, solicit acquisition proposals or participate in any discussions concerning, or provide non-public information concerning the Company or any of its subsidiaries in connection with, any acquisition proposal. However, prior to the receipt of stockholder approval of the Merger, the Company’s board of directors (the “Board”) may, subject to certain conditions, change its recommendation in favor of approval of the Merger Agreement, if and only if, in connection with the receipt of a superior proposal or occurrence of an intervening event, it determines in good faith after consultation with its financial advisor and outside legal counsel, that failure to make such change in recommendation would be inconsistent with the directors’ fiduciary duties under applicable law.

The Merger Agreement also requires, subject to certain exceptions, that the Company convene a meeting of its stockholders to vote upon the adoption of the Merger Agreement as promptly as practicable following the effectiveness of the proxy statement relating to such meeting. A special meeting of the stockholders of PCM has been scheduled for August 26, 2019.

The Merger Agreement contains termination rights for each of Insight and the Company, including, among others, (i) in the event that the Merger has not been consummated by November 20, 2019, (ii) in the event that the requisite approval of the Company’s stockholders is not obtained upon a vote thereon, (iii) in the event that any governmental authority shall have taken action to restrain, enjoin or prohibit the consummation of the Merger, which action shall have become final and non-appealable and (iv) in the event that there is a breach by the other party of any of its representations, warranties, covenants or agreements, which breach is sufficiently material and not timely cured or curable. In addition, Insight may terminate the Merger Agreement if, prior to receipt of the requisite approval of the Company’s stockholders, the Board shall have changed their recommendation in respect of the Merger. The Company may also terminate the Merger Agreement to enter into a superior proposal, subject to certain conditions, including the payment of a termination fee as described in the Merger Agreement.

Assuming timely satisfaction or waiver of the necessary closing conditions, the Company anticipates that the Merger will be completed in the third quarter of 2019. For additional information related to the Merger, please refer to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.1 to this report. In addition, see “Risk Factors” in Part II, Item 1A of this report for a discussion of certain risks due to the announcement and pendency of the proposed Merger or the failure of the Merger to be completed that could have a material adverse effect on the Company’s business and operating results.

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

3. Revenue

The following table presents our total net sales disaggregated by our major product line and our reportable segments (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended June 30, 2019
Hardware & Software Products	$396,805	$42,761	$43,535	$19,156	$(186)	$502,071
Services	34,534	2,258	8,367	1,082	14	46,255
Total	$431,339	$45,019	$51,902	$20,238	$(172)	$548,326

Three Months Ended June 30, 2018
Hardware & Software Products	$381,515	$69,945	$39,888	$12,325	$(160)	$503,513
Services	29,435	4,767	7,528	1,187	—	42,917
Total	$410,950	$74,712	$47,416	$13,512	$(160)	$546,430

Six Months Ended June 30, 2019
Hardware & Software Products	$793,839	$79,664	$82,542	$36,378	$(339)	$992,084
Services	66,028	5,402	16,553	2,234	14	90,231
Total	$859,867	$85,066	$99,095	$38,612	$(325)	$1,082,315

Six Months Ended June 30, 2018
Hardware & Software Products	$763,284	$122,866	$86,488	$28,993	$(314)	$1,001,317
Services	62,397	7,908	15,048	2,592	—	87,945
Total	$825,681	$130,774	$101,536	$31,585	$(314)	$1,089,262

The change in our deferred revenue related to contracts with customers was as follows (in thousands):

	Current		Long-Term		Total
Balance at December 31, 2018	$7,966	(1)	$758	(2)	$8,724
Deferral of revenue	19,232		205		19,437
Recognition of deferred revenue	(20,090)		(101)		(20,191)
Foreign currency translation	7		—		7
Balance at June 30, 2019	$7,115	(1)	$862	(2)	$7,977

(1)	Presented as “Deferred revenue” on our consolidated balance sheets.
(2)	Presented as part of “Other long-term liabilities” on our consolidated balance sheets.

At June 30, 2019, we had an immaterial amount of contract assets resulting from revenue being recognized in excess of the amount that we have the right to invoice the customer.

Revenue allocated to remaining performance obligations represents non-cancellable contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be delivered and recognized as revenue in future periods. Contracted, but not recognized, revenue was $29.3 million as of June 30, 2019, of which we expect to recognize approximately 60% over the next 12 months and the remainder thereafter. We applied the practical expedient provided under the revenue recognition standard and have not included information about remaining performance obligations that have original expected duration of one year or less.

4. Goodwill and Intangible Assets

Goodwill

The change in the carrying amounts of indefinite-lived goodwill was as follows by segment (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Total
Balance at December 31, 2018	$69,735	$8,322	$4,609	$4,560	$87,226
Foreign currency translation	—	—	193	(22)	171
Balance at June 30, 2019	$69,735	$8,322	$4,802	$4,538	$87,397

Intangible Assets

The following table sets forth the amounts recorded for intangible assets (in thousands):

	Weighted Average Estimated	At June 30, 2019				At December 31, 2018
	Useful Lives (years)	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount		Accumulated Amortization	Net Amount
Patent, trademarks, trade names & URLs	5	$5,311	(1)	$1,740	$3,571	$5,304	(1)	$1,502	$3,802
Customer relationships	14	13,558		10,048	3,510	13,460		9,358	4,102
Non-compete agreements	5	237		174	63	2,087		1,888	199
Total intangible assets		$19,106		$11,962	$7,144	$20,851		$12,748	$8,103

(1)	Includes $2.9 million of trademarks with indefinite useful lives that are not amortized.

Amortization expense for intangible assets was approximately $0.4 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. Estimated amortization expense for intangible assets as of June 30, 2019 in each of the next five years and thereafter is as follows: $0.9 million in the remainder of 2019, $1.3 million in 2020, $0.5 million in 2021, $0.4 million in 2022, $0.3 million in 2023 and $0.8 million thereafter.

5. Leases

Our operating leases are primarily related to facility leases for administration, sales, inventory warehousing and configuration. Our operating leases have terms ranging from four to 20 years, except for one land lease which has a term of 99 years, and often include one or more options to renew. These renewal terms can extend the lease term from three to 10 years, and are included in the lease term when it is reasonably certain that we will exercise the option. At June 30, 2019, our finance leases, which are primarily related to technology equipment used in our business and included as part of property and equipment on our balance sheet, were immaterial. During the three and six months ended June 30, 2019, our variable and short-term lease costs were immaterial.

The following tables provide detailed information about our operating leases (in thousands):

Lease assets and liabilities	Balance Sheet Classification	At June 30, 2019
ROU assets	“Other assets”	$32,312

Current lease liabilities	“Accrued expenses and other current liabilities”	$4,694
Non-current lease liabilities	“Other long-term liabilities”	31,212
Total lease liabilities		$35,906

At June 30, 2019
Weighted-average remaining lease term	8 years
Weighted-average discount rate	3.94%

Operating lease costs	Income Statement Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease costs	“Selling, general and administrative expenses”	$1,569	$3,133

Cash paid for operating lease liabilities		1,499	3,063

The following table sets forth maturities of our operating lease liabilities under ASC 842 (in thousands):

At June 30, 2019

Remainder of 2019	$3,100
2020	5,751
2021	5,700
2022	5,703
2023	4,846
Thereafter	17,339
Total	42,439
Less: Imputed interest	(6,533)
Total lease liabilities	$35,906

The following table sets forth future minimum lease payments under non-cancelable leases under ASC 840 at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease obligations	$6,765	$6,186	$6,088	$5,180	$4,386	$21,969	$50,574
Capital lease obligations	1,325	1,041	571	259	224	—	3,420
Total minimum payments	$8,090	$7,227	$6,659	$5,439	$4,610	$21,969	$53,994

Total rent expense under our operating leases, net of sublease income, was $2.0 million and $3.6 million in the three and six months ended June 30, 2019, respectively.

6. Debt

The following table sets forth our outstanding debt balances (in thousands):

	At June 30, 2019	At December 31, 2018
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$77,104	$88,399
Note payable, LIBOR plus 1.50%, maturing in March 2021(1)	8,349	9,243
Note payable, LIBOR plus 1.50%, maturing in March 2021(2)	1,470	1,628
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022(3)	4,108	4,207
Note payable, LIBOR plus 2.25%, maturing in January 2022(4)	3,565	3,679
Note payable, Prime plus 0.25% or LIBOR plus 2.125%, maturing in March 2021(5)	6,334	6,489
Note payable, Prime plus 0.375% or LIBOR plus 2.25%, maturing in March 2024(6)	17,093	7,308
Note payable, LIBOR plus 3.2%, maturing in May 2025	219	236
Total	118,242	121,189
Less: Total current debt	80,673	91,682
Total non-current debt	$37,569	$29,507

(1)	Refer to discussion below regarding the sub-line secured by the building in Santa Monica, California.
(2)	Refer to discussion below regarding the sub-line secured by the building in Woodridge, Illinois
(3)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Irvine, California.
(4)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Lewis Center, Ohio.
(5)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in New Albany, Ohio.
(6)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in El Segundo, California.

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

The terms of our credit facility, as amended through June 30, 2019, provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit and a sub-line of up to £25,000,000 as the UK Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fifth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (vi) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%; and (vii) a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month. The terms of our credit facility are more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2019, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2019, we had $232.3 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

On July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of June 30, 2019, we had no outstanding balance under the Channel Finance Facility.

At June 30, 2019, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 3.95%.

The carrying amounts of our line of credit borrowings and notes payable approximate their fair value based upon the current rates offered to us for obligations of similar terms and remaining maturities.

The following table sets forth the maturities of our outstanding debt balances as of June 30, 2019 (in thousands):

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Total long-term debt obligations	$1,842	$3,562	$13,684	$7,334	$727	$13,989	$41,138
Revolving credit facility	77,104	—	—	—	—	—	77,104
Total	$78,946	$3,562	$13,684	$7,334	$727	$13,989	$118,242

7. Income Taxes

We determine our interim income tax provision by applying our effective income tax rate expected to be applicable for the full fiscal year to pre-tax income for the interim periods, adjusting the result for any discrete items which occur during the interim period.

Accounting for Uncertainty in Income Taxes

At each of June 30, 2019 and December 31, 2018, we had unrecognized tax benefits of $0.3 million related to research credits. For the three and six months ended June 30, 2019 and 2018, we did not recognize any interest or penalties for uncertain tax positions, nor were there any interest or penalties accrued at June 30, 2019 and December 31, 2018. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

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

8. Stockholders’ Equity

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, again amended in April 2015 and increased to a total of $30 million, and again amended in August 2017 and increased to a total of $40 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock.

We made no repurchases of shares of our common stock under this program during the three and six months ended June 30, 2019. At June 30, 2019, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility. Under the terms of the Merger Agreement with Insight, we have covenanted not to purchase, redeem or otherwise acquire any shares of our common stock without the prior consent of Insight and do not intend to repurchase any shares of our common stock under the repurchase program described above.

We have never paid cash dividends on our capital stock and our credit facility prohibits us from paying any cash dividends on our capital stock. Therefore, we do not currently anticipate paying dividends; we intend to retain any earnings to finance the growth and development of our business.

9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised, except in loss periods where the effect would be antidilutive. Approximately 52,000 and 988,000 common shares for the three months ended June 30, 2019 and 2018, respectively, and approximately 50,000 and 775,000 common shares for the six months ended June 30, 2019 and 2018, respectively, have been excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

A reconciliation of the amounts used in the basic and diluted EPS computation was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$8,202	$7,883	$12,877	$10,694
Denominator:
Basic EPS - Weighted average number of common shares outstanding	12,289	11,912	12,253	11,878
Dilutive effect of stock awards	953	347	958	267
Diluted EPS - Weighted average number of common shares outstanding	13,242	12,259	13,211	12,145
Net earnings per share:
Basic	$0.67	$0.66	$1.05	$0.90
Diluted	0.62	0.64	0.97	0.88

10. Segment Information

Summarized segment information for our operations for the periods presented is as follows (in thousands):

	Commercial	Public Sector	Canada	United Kingdom	Corporate & Other	Consolidated
Three Months Ended June 30, 2019
Net sales	$431,339	$45,019	$51,902	$20,238	$(172)	$548,326
Gross profit	71,174	7,550	8,228	4,146	(139)	90,959
Depreciation and amortization expense(1)	1,165	77	195	83	1,438	2,958
Operating profit (loss)	25,550	2,967	1,379	(267)	(16,760)	12,869

Three Months Ended June 30, 2018
Net sales	$410,950	$74,712	$47,416	$13,512	$(160)	$546,430
Gross profit	70,147	10,377	7,378	2,672	(157)	90,417
Depreciation and amortization expense(1)	1,255	123	231	73	1,626	3,308
Operating profit (loss)	25,492	4,633	1,166	(1,102)	(16,994)	13,195

Six Months Ended June 30, 2019
Net sales	$859,867	$85,066	$99,095	$38,612	$(325)	$1,082,315
Gross profit	137,604	12,626	16,212	7,924	(293)	174,073
Depreciation and amortization expense(1)	2,416	179	385	161	2,952	6,093
Operating profit (loss)	48,195	3,108	2,932	(811)	(32,128)	21,296

Six Months Ended June 30, 2018
Net sales	$825,681	$130,774	$101,536	$31,585	$(314)	$1,089,262
Gross profit	135,995	16,401	15,739	6,187	(309)	174,013
Depreciation and amortization expense(1)	2,618	298	497	122	3,378	6,913
Operating profit (loss)	47,209	4,683	2,628	(1,394)	(33,689)	19,437

(1)	Primary fixed assets relating to network and servers are managed by the Corporate headquarters. As such, depreciation expense relating to such assets is included as part of Corporate & Other.

As of June 30, 2019 and December 31, 2018, we had total consolidated assets of $775.9 million and $721.0 million, respectively. Our management does not have available to them and does not use total assets measured at the segment level in allocating resources. Therefore, such information relating to segment assets is not provided herein.

11. Commitments and Contingencies

As of June 30, 2019, there has been no material change in any off-balance sheet arrangements since December 31, 2018, except for the operating leases that were recorded on our balance sheet as a result of our adoption of ASC 842 on January 1, 2019. See Notes 2 and 5 above for more information.

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

Merger Litigation

On July 30, 2019, Jordan Rosenblatt, a purported stockholder of the Company, filed a putative class action in the United States District Court for the District of Delaware, entitled Rosenblatt v. PCM, Inc., Case No. 1:19-cv-01417-UNA, asserting claims for relief against the Company and its directors for violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78n(a), 78t(a), and Securities and Exchange Commission Rule 14a-9, 17 C.F.R. § 240.14a-9. The Rosenblatt complaint alleges that defendants failed to disclose in a proxy statement filed on July 26, 2019, in connection with a proposed transaction pursuant to which the Company will be acquired by Insight Enterprises, Inc. and Trojan Acquisition Corp., certain additional details regarding the Company’s financial projections and the analyses performed by the Company’s financial advisor. On August 6, 2019, Mark Breyer, another purported stockholder of the Company, filed a putative class action in the United States District Court for the Central District of California, entitled Breyer v. PCM, Inc., Case No. 2:19-cv-06808, also asserting claims for relief against the Company and its directors for violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78n(a), 78t(a), and Securities and Exchange Commission Rule 14a-9, 17 C.F.R. § 240.14a-9. The Breyer complaint similarly alleges that defendants failed to disclose in the proxy statement certain additional details regarding the Company’s financial projections and the analyses performed by the Company’s financial advisor. The complaints request a preliminary and permanent injunction of the Proposed Merger, rescission and/or damages in an unspecified amount, dissemination of a proxy statement that includes the allegedly omitted details described above, a declaratory judgment and costs and attorneys’ fees. The Company intends to vigorously defend the claims; however, the outcome of the matter is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome. Accordingly, no amounts have been accrued for any liability that may result from the resolution of the matter.

En Pointe Acquisition Litigation Matters

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

In addition to the action by Ovex against En Pointe in Islamabad, on April 3, 2018, the sole shareholder of Ovex filed an action in Lahore Pakistan purportedly on behalf of Ovex against certain officers and directors of En Pointe, PCM and PCM’s subsidiary in Pakistan claiming that Ovex was harmed as a result of an alleged scheme to drive Ovex employees to leave Ovex and join Pakistan-based direct competitors of PCM and affiliates of PCM. On September 11, 2017, July 5, 2018, and again on August 17, 2018, the U.S. District Court for the Central District of California entered orders confirming that the pending proceedings in Islamabad and Lahore Pakistan are barred by the arbitration requirements of the applicable service contract between the parties. Despite the orders by the U.S. District Court for the Central District of California, Ovex and its shareholder continue to pursue the litigation in Islamabad and Lahore. On July 4, 2019, the Civil Court in Lahore issued an Order agreeing to “implead” certain PCM legal entities at our request, allowing our legal entities to join the case as additional parties (defendants) and, as a result, permitting us to bring before the Civil Court in Lahore jurisdictional challenges based on the arbitration agreement between Ovex and the PCM entities, the rulings of the arbitrator in our favor related to these matters, the orders of the U.S. District Court for the Central District of California barring all of this litigation in Pakistan pursuant to an international treaty to which the U.S. and Pakistan are parties relating to the enforceability of contractual arbitration agreements and the rulings of the Civil Court in Islamabad dismissing the Islamabad case relating to the same factual and legal matters. In the July 4, 2019 Order of the Lahore Civil Court, the Court also determined that Latif had a “different status” than Ovex, and had separate standing to sue for “mental damages and agony” as a form of tort claim unique to him individually. The Court did not yet rule on our jurisdictional challenges to the case, however, which remain to be decided by the Civil Court in Lahore now that our legal entities have been added to the case and, based on the Civil Court’s July 4 order, now have the standing to bring these challenges before the Court. We also expect to file an appeal with the Lahore High Court challenging the portion of the Civil Court’s order that found Latif could pursue tort claims separate from the Ovex entity before the Civil Court in Lahore. The Company believes all of these claims by Ovex and Latif in the courts in Pakistan are speculative and wholly without merit, and continues to vigorously defend the claims on jurisdictional grounds. However, the outcome of these matters in Pakistan is uncertain and, as a result, the Company cannot reasonably estimate the loss or range of loss that could result in the event of an unfavorable outcome in the Pakistan courts. Accordingly, no amounts have been accrued for any liability that may result from the resolution of this matter.

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

We sell primarily to customers in the United States, Canada and the UK, and maintain offices in the United States, Canada and the UK, as well as in the Philippines. During the three months ended June 30, 2019, we generated approximately 79% of our revenue in our Commercial segment, 8% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 4% of our revenue in our United Kingdom segment. During the six months ended June 30, 2019, we generated approximately 80% of our revenue in our Commercial segment, 8% of our revenue in our Public Sector segment, 9% of our revenue in our Canada segment and 4% of our revenue in our United Kingdom segment.

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

A substantial portion of our business is dependent on sales of Microsoft and HP Inc. products as well as products purchased from other vendors including Apple, Cisco, Dell, Hewlett Packard Enterprise, Ingram Micro, Lenovo, Synnex and Tech Data. Our top sales of products by manufacturer as a percent of our gross billed sales were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Microsoft	16%	20%	14%	17%
HP Inc.	11	10	12	11

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

Proposed Insight Merger Transaction

On June 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Insight Enterprises, Inc., a Delaware corporation (“Insight”) and Trojan Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Insight (“Merger Sub”). Pursuant to, and on the terms and subject to the conditions of, the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger.

Consummation of the Merger is subject to customary conditions including, among others, (i) the approval of the Company’s stockholders and (ii) the receipt of antitrust approval or clearance under applicable antitrust or competition laws. In addition, the obligation of each party to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality qualifications) and the other party having performed in all material respects its obligations under the Merger Agreement. Insight’s obligations to consummate the Merger are further subject to the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company since the date of the Merger Agreement. While the Merger Agreement contemplates that Insight will obtain acquisition financing concurrently with the transaction, Insight’s obligations under the Merger Agreement are not subject to a financing contingency. The Company has agreed to take certain actions under the Merger Agreement in support of Insight’s acquisition financing.

Each of Insight, the Company and Merger Sub has made customary representations and warranties and agreed to customary pre-closing covenants in the Merger Agreement, including, among others, the mutual covenant of each of Insight and the Company to use their respective reasonable best efforts to consummate and make effective the transactions contemplated by the Merger Agreement. In addition, the Company has agreed to other customary pre-closing covenants, including, among others, to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

The Merger Agreement also provides that, subject to certain exceptions with respect to certain unsolicited proposals, the Company will not, and will cause its subsidiaries and directors and officers not to, and will use reasonable best efforts to cause its and its subsidiaries’ representatives not to, directly or indirectly, solicit acquisition proposals or participate in any discussions concerning, or provide non-public information concerning the Company or any of its subsidiaries in connection with, any acquisition proposal. However, prior to the receipt of stockholder approval of the Merger, the Company’s board of directors (the “Board”) may, subject to certain conditions, change its recommendation in favor of approval of the Merger Agreement, if and only if, in connection with the receipt of a superior proposal or occurrence of an intervening event, it determines in good faith after consultation with its financial advisor and outside legal counsel, that failure to make such change in recommendation would be inconsistent with the directors’ fiduciary duties under applicable law.

The Merger Agreement also requires, subject to certain exceptions, that the Company convene a meeting of its stockholders to vote upon the adoption of the Merger Agreement as promptly as practicable following the effectiveness of the proxy statement relating to such meeting. A special meeting of the stockholders of PCM has been scheduled for August 26, 2019.

The Merger Agreement contains termination rights for each of Insight and the Company, including, among others, (i) in the event that the Merger has not been consummated by November 20, 2019, (ii) in the event that the requisite approval of the Company’s stockholders is not obtained upon a vote thereon, (iii) in the event that any governmental authority shall have taken action to restrain, enjoin or prohibit the consummation of the Merger, which action shall have become final and non-appealable and (iv) in the event that there is a breach by the other party of any of its representations, warranties, covenants or agreements, which breach is sufficiently material and not timely cured or curable. In addition, Insight may terminate the Merger Agreement if, prior to receipt of the requisite approval of the Company’s stockholders, the Board shall have changed their recommendation in respect of the Merger. The Company may also terminate the Merger Agreement to enter into a superior proposal, subject to certain conditions, including the payment of a termination fee as described in the Merger Agreement.

Assuming timely satisfaction or waiver of the necessary closing conditions, the Company anticipates that the Merger will be completed in the third quarter of 2019. For additional information related to the Merger, please refer to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.1 to this report. In addition, see “Risk Factors” in Part II, Item 1A of this report for a discussion of certain risks due to the announcement and pendency of the proposed Merger or the failure of the Merger to be completed that could have a material adverse effect on the Company’s business and operating results.

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

ERP Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In October 2015, our management selected, and our board of directors approved, the adoption of the SAP platform (that came with the acquisition of En Pointe) to be the platform to which we would migrate all legacy systems. We have made significant progress in the configuration, implementation and successful migration of a large number of our customers to our new ERP platform. We expect that we will continue to make progress throughout the remainder of 2019. We currently expect to have the vast majority of our business transitioned to the new platform by the second half of 2019 with a total expected capitalized cost of under $5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$548,326	$546,430	$1,082,315	$1,089,262
Cost of goods sold	457,367	456,013	908,242	915,249
Gross profit	90,959	90,417	174,073	174,013
Selling, general and administrative expenses	78,090	77,222	152,777	154,576
Operating profit	12,869	13,195	21,296	19,437
Interest expense, net	2,293	2,315	4,582	4,777
Equity income from unconsolidated affiliate	425	129	698	304
Income before income taxes	11,001	11,009	17,412	14,964
Income tax expense	2,799	3,126	4,535	4,270
Net income	$8,202	$7,883	$12,877	$10,694

Basic and Diluted Earnings Per Common Share
Basic	$0.67	$0.66	$1.05	$0.90
Diluted	0.62	0.64	0.97	0.88

Weighted average number of common shares outstanding:
Basic	12,289	11,912	12,253	11,878
Diluted	13,242	12,259	13,211	12,145

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.4	83.5	83.9	84.0
Gross profit	16.6	16.5	16.1	16.0
Selling, general and administrative expenses	14.2	14.1	14.1	14.2
Operating profit	2.4	2.4	2.0	1.8
Interest expense, net	0.4	0.4	0.4	0.4
Equity income from unconsolidated affiliate	0.0	0.0	0.0	0.0
Income before income taxes	2.0	2.0	1.6	1.4
Income tax expense	0.5	0.6	0.4	0.4
Net income	1.5%	1.4%	1.2%	1.0%

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Three Months Ended June 30,
	2019		2018
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$431,339	79%	$410,950	75%	$20,389	5%
Public Sector	45,019	8	74,712	14	(29,693)	(40)
Canada	51,902	9	47,416	9	4,486	9
United Kingdom	20,238	4	13,512	2	6,726	50
Corporate & Other	(172)	—	(160)	—	(12)	8
Consolidated	$548,326	100%	$546,430	100%	$1,896	0

(1) Does not foot due to rounding.

Consolidated net sales were $548.3 million in the three months ended June 30, 2019 compared to $546.4 million in the three months ended June 30, 2018, an increase of $1.9 million. Consolidated sales of services were $46.3 million in the three months ended June 30, 2019 compared to $42.9 million in the three months ended June 30, 2018, an increase of $3.4 million, or 8%, and represented 8% of consolidated net sales in each of the three months ended June 30, 2019 and 2018.

Commercial net sales were $431.3 million in the three months ended June 30, 2019 compared to $411.0 million in the three months ended June 30, 2018, an increase of $20.3 million, or 5%. Sales of services in our Commercial segment were $34.5 million in the three months ended June 30, 2019 compared to $29.4 million in the three months ended June 30, 2018, an increase of $5.1 million or 17%, and represented 8% and 7% of Commercial net sales in the three months ended June 30, 2019 and 2018, respectively. The increase in our Commercial segment net sales in the three months ended June 30, 2019 was primarily due to strong demand in the commercial business sector, partially offset by several specific, non-strategic customer deals that we elected not to pursue based on our focus on profitable growth.

Public Sector net sales were $45.0 million in the three months ended June 30, 2019 compared to $74.7 million in the three months ended June 30, 2018, a decrease of $29.7 million or 40%. Sales of services in our Public Sector segment were $2.3 million in the three months ended June 30, 2019 compared to $4.8 million in the three months ended June 30, 2018, a decrease of $2.5 million or 53%, and represented 5% and 6% of Public Sector net sales in the three months ended June 30, 2019 and 2018, respectively. The decrease in our Public Sector net sales in the three months ended June 30, 2019 compared to the same period in the prior year was primarily due to a 45% decrease in our state and local government and educational institution (“SLED”) business and a 24% decrease in our federal sales.

Canada net sales were $51.9 million in the three months ended June 30, 2019 compared to $47.4 million in the three months ended June 30, 2018, an increase of $4.5 million, or 10%. Sales of services in our Canada segment were $8.4 million in the three months ended June 30, 2019, compared to $7.5 million in the three months ended June 30, 2018, an increase of $0.9 million or 11%, and represented 16% of Canada net sales in each of the three months ended June 30, 2019 and 2018.

Our United Kingdom segment net sales were $20.2 million in the three months ended June 30, 2019 compared to $13.5 million in the three months ended June 30, 2018, an increase of $6.7 million, or 50%. Sales of services in our United Kingdom segment were $1.1 million in the three months ended June 30, 2019, compared to $1.2 million in the three months ended June 30, 2018, a decrease of $0.1 million or 9%, and represented 5% and 9% of United Kingdom net sales in the three months ended June 30, 2019 and 2018, respectively.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $91.0 million in the three months ended June 30, 2019 compared to $90.4 million in the three months ended June 30, 2018, an increase of $0.6 million, or 1%. Consolidated gross profit margin increased to 16.6% in the three months ended June 30, 2019 from 16.5% in the same period last year.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $78.1 million in the three months ended June 30, 2019 compared to $77.2 million in the three months ended June 30, 2018, an increase of $0.9 million. Consolidated SG&A expenses as a percentage of net sales increased to 14.2% in the three months ended June 30, 2019 from 14.1% in the same period of last year. The increase in consolidated SG&A expenses was primarily due to a $1.5 million increase in consulting and M&A related fees and a $0.6 million increase in telecommunication expenses, partially offset by a decrease in personnel costs of $0.8 million and a decrease in advertising costs of $0.7 million.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit (loss) margin by segment for the periods presented (in thousands):

	Three Months Ended June 30,								Change in
	2019			2018			Change in		Operating
	Operating	Operating Profit (Loss)		Operating	Operating Profit (Loss)		Operating Profit (Loss)		Profit (Loss) Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$25,550	5.9%		$25,492	6.2%		$58	0%	(0.3)%
Public Sector	2,967	6.6		4,633	6.2		(1,666)	(36)	0.4
Canada	1,379	2.7		1,166	2.5		213	18	0.2
United Kingdom	(267)	(1.3)		(1,102)	(8.2)		835	76	6.9
Corporate & Other	(16,760)	(3.1	)(1)	(16,994)	(3.1	)(1)	234	1	0.0
Consolidated	$12,869	2.3		$13,195	2.4		$(326)	(2)	(0.1)

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $12.9 million in the three months ended June 30, 2019 compared to $13.2 million in the three months ended June 30, 2018, a decrease of $0.3 million or 2%.

Commercial operating profit was $25.6 million in the three months ended June 30, 2019 compared to $25.5 million in the three months ended June 30, 2018, an increase of $0.1 million. The increase in Commercial operating profit was primarily due to a $1.0 million increase in Commercial gross profit, a $0.5 million decrease in net advertising expenses and a $0.3 million decrease in bad debt expense, partially offset by a $1.0 million increase in personnel costs, a $0.4 million increase in variable fulfillment costs and a $0.2 million increase in telecommunications costs.

Public Sector operating profit was $3.0 million in the three months ended June 30, 2019 compared to $4.6 million in the three months ended June 30, 2018, a decrease of $1.6 million or 36%. The decrease in Public Sector operating profit was primarily due to a $2.8 million decrease in Public Sector gross profit, partially offset by a $0.8 million decrease in personnel costs and a $0.1 million decrease in net advertising expenses.

Canada operating profit was $1.4 million in the three months ended June 30, 2019 compared to $1.2 million in the three months ended June 30, 2018, an increase of $0.2 million or 18%. The small increase in Canada operating profit was primarily due to a $0.9 million increase in Canada gross profit, partially offset by a $0.7 million increase in personnel costs.

United Kingdom operating loss was $0.3 million in the three months ended June 30, 2019 compared to $1.1 million in the three months ended June 30, 2018, a decrease of $0.8 million. The decrease in United Kingdom operating loss was primarily due to a $1.5 million increase in increase in United Kingdom gross profit, partially offset by a $0.8 million increase in personnel costs.

Corporate & Other operating expenses include corporate related expenses such as legal, accounting, information technology, product management and certain other administrative costs that are not otherwise included in our reportable operating segments. Corporate & Other operating expenses were $16.8 million in the three months ended June 30, 2019 compared to $17.0 million in the three months ended June 30, 2018, a decrease of $0.2 million. The decrease in Corporate & Other operating expenses in the three months ended June 30, 2019 was primarily due to a $2.4 million decrease in personnel costs, a $0.4 million decrease in variable fulfillment costs and a $0.2 million decrease in outside service costs, partially offset by a $1.8 million increase in M&A, related litigation and other professional fees, a $0.6 million increase in telecommunications costs and a $0.4 million increase in travel and entertainment related expenses.

Net Interest Expense

Total net interest expense remained relatively flat at $2.3 million in each of the three months ended June 30, 2019 and 2018. The lower average loan balance was offset by higher average interest rate in the three months ended June 30, 2019 compared to the same period in the prior year.

Income Taxes

Income tax expense was $2.8 million in the three months ended June 30, 2019 compared to $3.1 million in the three months ended June 30, 2018. Our effective tax rate was 25.4% in the three months ended June 30, 2019 compared to 28.4% in the same period of the prior year, with the reduction in rate primarily due to increased excess tax benefits associated with stock-based compensation over the prior year.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net Sales

The following table presents our net sales by segment for the periods presented (in thousands):

	Six Months Ended June 30,
	2019		2018
	Net Sales	Percentage of Total Net Sales	Net Sales	Percentage of Total Net Sales	Dollar Change	Percent Change
Commercial	$859,867	79%	$825,681	76%	$34,186	4%
Public Sector	85,066	8	130,774	12	(45,708)	(35)
Canada	99,095	9	101,536	9	(2,441)	(2)
United Kingdom	38,612	4	31,585	3	7,027	22
Corporate & Other	(325)	—	(314)	—	(11)	4
Consolidated	$1,082,315	100%	$1,089,262	100%	$(6,947)	(1)%

Consolidated net sales were $1,082.3 million in the six months ended June 30, 2019 compared to $1,089.3 million in the six months ended June 30, 2018, a decrease of $7.0 million or 1%. Consolidated sales of services were $90.2 million in the six months ended June 30, 2019 compared to $87.9 million in the six months ended June 30, 2018, an increase of $2.3 million, or 3%, and represented 8% of consolidated net sales in each of the six months ended June 30, 2019 and 2018.

Commercial net sales were $859.9 million in the six months ended June 30, 2019 compared to $825.7 million in the six months ended June 30, 2018, an increase of $34.2 million or 4%. Sales of services in our Commercial segment were $66.0 million in the six months ended June 30, 2019 compared to $62.4 million in the six months ended June 30, 2018, an increase of $3.6 million or 6%, and represented 8% of Commercial net sales in each of the six months ended June 30, 2019 and 2018, respectively. The increase in our Commercial segment net sales in the six months ended June 30, 2019 was primarily due to strong demand in the commercial business sector as well as an $8.6 million decrease in sales reported on a net basis, partially offset by several specific, non-strategic customer deals that we elected not to pursue based on our focus on profitable growth.

Public Sector net sales were $85.1 million in the six months ended June 30, 2019 compared to $130.8 million in the six months ended June 30, 2018, a decrease of $45.7 million or 35%. Sales of services in our Public Sector segment were $5.4 million in the six months ended June 30, 2019 compared to $7.9 million in the six months ended June 30, 2018, a decrease of $2.5 million or 32%, and represented 6% of Public Sector net sales in each of the six months ended June 30, 2019 and 2018. The decrease in our Public Sector net sales in the six months ended June 30, 2019 compared to the same period in the prior year was due to a 37% decrease in our federal sales, which was impacted by the federal government shutdown during the first quarter of 2019, and a 34% decrease in our SLED sales.

Canada net sales were $99.1 million in the six months ended June 30, 2019 compared to $101.5 million in the six months ended June 30, 2018, a decrease of $2.4 million or 2%. Sales of services in our Canadian segment were $16.6 million in the six months ended June 30, 2019 compared to $15.1 million in the six months ended June 30, 2018, an increase of $1.5 million or 10%, and represented 17% and 15% of Canada net sales in the six months ended June 30, 2019 and 2018, respectively.

United Kingdom net sales were $38.6 million in the six months ended June 30, 2019 compared to $31.6 million in the six months ended June 30, 2018, an increase of $7.0 million or 22%. Sales of services in our United Kingdom segment were $2.2 million in the six months ended June 30, 2019 compared to $2.6 million in the six months ended June 30, 2018, a decrease of $0.4 million or 14%, and represented 6% and 8% of United Kingdom net sales in the six months ended June 30, 2019 and 2018, respectively.

Gross Profit and Gross Profit Margin

Consolidated gross profit was $174.1 million in the six months ended June 30, 2019 compared to $174.0 million in the six months ended June 30, 2018, an increase of $0.1 million. Consolidated gross profit margin increased to 16.1% in the six months ended June 30, 2019 from 16.0% in the same period last year.

Selling, General & Administrative Expenses

Consolidated SG&A expenses were $152.8 million in the six months ended June 30, 2019 compared to $154.6 million in the six months ended June 30, 2018, a decrease of $1.8 million or 1%. Consolidated SG&A expenses as a percentage of net sales decreased to 14.1% in the three months ended June 30, 2019 from 14.2% in the same period last year. The decrease in consolidated SG&A expenses was primarily related to a $2.1 million decrease in personnel costs, a $1.0 million decrease in net advertising expenses and a $0.6 million decrease in outside services, partially offset by a $1.7 million increase in M&A, related litigation and other professional fees. Further, our SG&A expenses in the six months ended June 30, 2019 benefited from a $0.5 million settlement received related to a Canadian LCD class action lawsuit.

Operating Profit (Loss)

The following table presents our operating profit (loss) and operating profit margin, by segment, for the periods presented (in thousands):

	Six Months Ended June 30,								Change in
	2019			2018			Change in		Operating
	Operating	Operating Profit		Operating	Operating Profit		Operating Profit (Loss)		Profit Margin
	Profit (Loss)	Margin(1)		Profit (Loss)	Margin(1)		$	%	%
Commercial	$48,195	5.6%		$47,209	5.7%		$986	2%	(0.1)%
Public Sector	3,108	3.7		4,683	3.6		(1,575)	(34)	0.1
Canada	2,932	3.0		2,628	2.6		304	12	0.4
United Kingdom	(811)	(2.1)		(1,394)	(4.4)		583	42	2.3
Corporate & Other	(32,128)	(3.0	)(1)	(33,689)	(3.1	)(1)	1,561	5	0.1
Consolidated	$21,296	2.0%		$19,437	1.8%		$1,859	10%	0.2%

(1)	Operating profit margin for Corporate & Other is computed based on consolidated net sales. Operating profit margin for each of the other segments is computed based on the respective segment’s net sales.

Consolidated operating profit was $21.3 million in the six months ended June 30, 2019 compared to $19.4 million in the six months ended June 30, 2018, an increase of $1.9 million or 10%.

Commercial operating profit was $48.2 million in the six months ended June 30, 2019 compared to $47.2 million in the six months ended June 30, 2018, an increase of $1.0 million or 2%. The increase in Commercial operating profit was primarily due to a $1.6 million increase in Commercial gross profit and a $0.7 million decrease in net advertising expenses, partially offset by a $1.0 million increase in personnel costs and a $0.4 million increase in variable fulfillment costs.

Public Sector operating profit was $3.1 million in the six months ended June 30, 2019 compared to $4.7 million in the six months ended June 30, 2018, a decrease of $1.6 million or 34%. The decrease in Public Sector operating profit was primarily due to a $3.8 million decrease in Public Sector gross profit, partially offset by a $1.7 million decrease in personnel costs and a $0.2 million decrease in advertising expenses.

Canada operating profit was $2.9 million in the six months ended June 30, 2019 compared to $2.6 million in the six months ended June 30, 2018, an increase of $0.3 million or 12%. The increase in Canada operating profit was primarily due to a $0.5 million settlement received related to a Canadian LCD class action lawsuit and a $0.5 million increase in Canada gross profit, partially offset by a $0.8 million increase in personnel costs.

United Kingdom operating loss was $0.8 million in the six months ended June 30, 2019 compared to $1.4 million in the six months ended June 30, 2018, a decrease of $0.6 million. The decrease in United Kingdom operating loss was primarily due to a $1.7 million increase in United Kingdom gross profit, partially offset by a $1.1 million increase in personnel costs.

Corporate & Other operating expenses were $32.1 million in the six months ended June 30, 2019 compared to $33.7 million in the six months ended June 30, 2018, a decrease of $1.6 million or 5%, which was primarily due to a $3.3 million decrease in personnel costs, a $0.5 million decrease in outside service costs, a $0.4 million decrease in variable fulfillment costs and a $0.4 million decrease in depreciation expenses, partially offset by a $2.1 million increase in M&A, related litigation and other professional fees and a $0.5 million increase in travel and entertainment expenses.

Net Interest Expense

Total net interest expense for the six months ended June 30, 2019 was $4.6 million compared with $4.8 million in the same period of 2018. The $0.2 million decrease in interest expense during the six months ended June 30, 2019 was primarily due to a lower average loan balance outstanding during the six months ended June 30, 2019 compared to the same period in the prior year, partially offset by a higher average interest rate in the six months ended June 30, 2019 compared to the same period in the prior year.

Income Tax Expense

Our income tax expense was $4.5 million in the six months ended June 30, 2019 compared to $4.3 million in the six months ended June 30, 2018. Our effective tax rates for the six months ended June 30, 2019 and 2017 were 26.0 % and 28.5%, respectively, with the reduction in rate primarily due to increased excess tax benefits associated with stock-based compensation over the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Our primary capital needs have been, and we expect will continue to be, the funding of our existing working capital requirements, and capital expenditures for which we expect to include substantial investments in our new ERP system, eCommerce platform and other upgrades of our current IT infrastructure over the next several years, which are discussed further below in “Other Planned Capital Projects.” Our primary sources of financing have historically come from borrowings from financial institutions, public and private issuances of our common stock and cash flows from operations. Our continuing efforts to drive revenue growth from commercial customers could result in an increase in our accounts receivable as these customers are generally provided longer payment terms than consumers. We historically have increased our inventory levels from time to time to take advantage of strategic manufacturer promotions. We believe that our existing cash balance, together with our expected future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans for at least the next 12 months. However, the current uncertainty in the macroeconomic environment may limit our cash resources that could otherwise be available to fund capital investments, future strategic opportunities or growth beyond our current operating plans.

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

We had cash and cash equivalents of $6.8 million at June 30, 2019 and $6.0 million at December 31, 2018. Our working capital increased by $21.0 million to a working capital of $40.6 million at June 30, 2019 from $19.6 million at December 31, 2018.

We have a board approved discretionary stock repurchase program under which shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. Our Board of Directors originally adopted the plan in October 2008 with an initial authorized maximum of $10 million. The plan was amended in September 2012 and increased to $20 million, again amended in April 2015 and increased to a total of $30 million, and again amended in August 2017 and increased to a total of $40 million. Under the program, the shares may be repurchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock. We made no repurchases of shares of our common stock under this program during the three and six months ended June 30, 2019. At June 30, 2019, we had $2.5 million available for stock repurchases under the program, subject to any limitations that may apply from time to time under our existing credit facility. Under the terms of the Merger Agreement with Insight, we have covenanted not to purchase, redeem or otherwise acquire any shares of our common stock without the prior consent of Insight and do not intend to repurchase any shares of our common stock under the repurchase program described above.

Cash Flows from Operating Activities. Net cash provided by operating activities was $14.5 million in the six months ended June 30, 2019 compared to net cash provided by operating activities of $72.4 million in the six months ended June 30, 2018.

The $14.5 million of net cash provided by operating activities in the six months ended June 30, 2019 was primarily due to a $27.2 million increase in accounts payable relating to timing of our payables, an $8.8 million decrease in inventory as well as our net income for the six months ended June 30, 2019, partially offset by a $35.3 million increase in accounts receivable. The $72.4 million of net cash provided by operating activities in the six months ended June 30, 2018 was primarily due to a $102.7 million increase in accounts payable and a $25.0 million decrease in inventory, partially offset by an $82.4 million increase in accounts receivable. The increase in our accounts payable and accounts receivable was primarily due to seasonally strong sales and related purchase volumes toward the end of the second quarter of 2018. The decrease in our inventory balance was due to our sell through of certain purchases we made in the fourth quarter of 2017.

Cash Flows from Investing Activities. Net cash used in investing activities was $3.3 million in the six months ended June 30, 2019 compared to $2.5 million in the six months ended June 30, 2018. Cash used in investing activities in both of these periods was primarily related to investments in our IT infrastructure and leasehold improvements.

Cash Flows from Financing Activities. Net cash used in financing activities in the six months ended June 30, 2019 was $11.1 million compared to $66.9 million in the six months ended June 30, 2018.

The $11.1 million of net cash used in financing activities in the six months ended June 30, 2019 was primarily related to $11.3 million of net payments made on our line of credit and a $6.6 million decrease in book overdraft, partially offset by $10.0 million received from a refinancing of one of our real estate properties. The $66.9 million of net cash used in financing activities in the six months ended June 30, 2018 was primarily related to $64.5 million of net payments made on our line of credit and $2.2 million of earn-out liability payments.

Line of Credit and Related Notes. The following table sets forth our outstanding debt balances (in thousands):

	At June 30, 2019	At December 31, 2018
Revolving credit facility, LIBOR plus 1.50%, maturing in March 2021	$77,104	$88,399
Note payable, LIBOR plus 1.50%, maturing in March 2021(1)	8,349	9,243
Note payable, LIBOR plus 1.50%, maturing in March 2021(2)	1,470	1,628
Note payable, greater of 2% or LIBOR plus 2.15%, maturing in April 2022(3)	4,108	4,207
Note payable, LIBOR plus 2.25%, maturing in January 2022(4)	3,565	3,679
Note payable, Prime plus 0.25% or LIBOR plus 2.125%, maturing in March 2021(5)	6,334	6,489
Note payable, Prime plus 0.375% or LIBOR plus 2.25%, maturing in March 2024(6)	17,093	7,308
Note payable, LIBOR plus 3.2%, maturing in May 2025	219	236
Total	118,242	121,189
Less: Total current debt	80,673	91,682
Total non-current debt	$37,569	$29,507

(1)	Refer to discussion below regarding the sub-line secured by the building in Santa Monica, California.
(2)	Refer to discussion below regarding the sub-line secured by the building in Woodridge, Illinois
(3)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Irvine, California.
(4)	Relates to a seven-year note, with a 25 year straight-line monthly principal amortization, secured by real property in Lewis Center, Ohio.
(5)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in New Albany, Ohio.
(6)	Relates to a five-year note, with a 25 year straight-line monthly principal amortization, secured by real property in El Segundo, California.

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

The terms of our credit facility, as amended through June 30, 2019, provide for (i) a Maximum Credit, as defined in the credit facility, of $345,000,000; (ii) a sub-line of up to C$40,000,000 as the Canadian Maximum Credit and a sub-line of up to £25,000,000 as the UK Maximum Credit ((i) and (ii) collectively the “Revolving Line”); (iii) a Maturity Date of March 19, 2021; (iv) interest on outstanding balance under the Canadian Maximum Credit based on the Canadian Base Rate (calculated as the greater of CDOR plus one percentage point and the “prime rate” for Canadian Dollar commercial loans, as further defined in the Fifth Amended Loan Agreement) or at the election of the Borrowers, based on the CDOR Rate, plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (v) interest on outstanding UK balances based on LIBOR plus a margin, depending on average excess availability under the Revolving Line, ranging from 1.50% to 1.75%; (vi) interest on outstanding balance under the Maximum Credit based on the Eurodollar Rate plus a margin, depending on average excess availability under the revolving line, ranging from 1.50% to 1.75%; and (vii) a monthly unused line fee of 0.25% per year on the amount, if any, by which the Maximum Credit, then in effect, exceeds the average daily principal balance of outstanding borrowings during the immediately preceding month. The terms of our credit facility are more fully described in the Fifth Amended Loan Agreement.

The credit facility is collateralized by substantially all of our assets. In addition to the security interest required by the credit facility, certain of our vendors have security interests in some of our assets related to their products. The credit facility has as its single financial covenant a minimum fixed charge coverage ratio (FCCR) requirement in the event an FCCR triggering event has occurred. An FCCR triggering event is comprised of maintaining certain specified daily and average excess availability thresholds. In the event the FCCR covenant applies, the fixed charge coverage ratio is 1.0 to 1.0 calculated on a trailing four-quarter basis as of the end of the last quarter immediately preceding such FCCR triggering event date. At June 30, 2019, we were in compliance with our financial covenant under the credit facility.

Loan availability under the line of credit fluctuates daily and is affected by many factors, including eligible assets on-hand, opportunistic purchases of inventory and availability and our utilization of early-pay discounts. At June 30, 2019, we had $232.3 million available to borrow for working capital advances under the line of credit.

In connection with, and as part of, our revolving credit facility, we maintain a sub-line with a limit of $12.5 million secured by our properties located in Santa Monica, California, with a monthly principal amortization of $149,083 and a sub-line with a limit of $2.2 million secured by our property in Woodridge, Illinois, with a monthly principal amortization of $26,250.

On July 7, 2016, we entered into a Credit Agreement with Castle Pines Capital LLC (“Castle Pines”), which provides for a credit facility (“Channel Finance Facility”) to finance the purchase of inventory from a list of approved vendors. The aggregate availability under the Channel Finance Facility is variable and discretionary, but has initially been set at $35 million. Each advance under the Channel Finance Facility will be made directly to an approved vendor and must be repaid on the earlier of (i) the payment due date as set by Castle Pines or (ii) the date (if any) when the inventory is lost, stolen or damaged. No interest accrues on advances paid on or prior to payment due date. The Channel Finance Facility is secured by a lien on certain of our assets, subject to an intercreditor arrangement with the Lenders. The Channel Finance Facility has an initial term of one year, but shall be automatically renewed for one year periods from year to year thereafter unless terminated earlier by either party within reasonable notice periods. As of June 30, 2019, we had no outstanding balance under the Channel Finance Facility.

At June 30, 2019, the effective weighted average annual interest rate on our outstanding amounts under the credit facility, term note and variable interest rate notes payable was 3.95%.

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

The following table sets forth the maturities of our outstanding debt balances as of June 30, 2019 (in thousands):

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Total long-term debt obligations	$1,842	$3,562	$13,684	$7,334	$727	$13,989	$41,138
Revolving credit facility	77,104	—	—	—	—	—	77,104
Total	$78,946	$3,562	$13,684	$7,334	$727	$13,989	$118,242

Other Planned Capital Projects

ERP Upgrades

We have been in the process of upgrading our ERP systems due to the discontinued third party support of certain of our aged legacy systems, our changing IT needs when considering the transitioning state of our business from our origins towards becoming a leading IT solution provider and the ongoing desire to integrate multiple systems upon which we currently operate as a result of multiple acquisitions. In October 2015, our management selected, and our board of directors approved, the adoption of the SAP platform (that came with the acquisition of En Pointe) to be the platform to which we would migrate all legacy systems. We have made significant progress in the configuration, implementation and successful migration of a large number of our customers to our new ERP platform. We expect that we will continue to make progress throughout the remainder of 2019. We currently expect to have the vast majority of our business transitioned to the new platform by the second half of 2019 with a total expected capitalized cost of under $5 million.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, there has been no material change in any off-balance sheet arrangements since December 31, 2018, except for the operating leases that were recorded on our balance sheet as a result of our adoption of ASC 842 on January 1, 2019.

Contingencies

For a discussion of contingencies, see Part I, Item 1, Note 11 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

RELATED-PARTY TRANSACTIONS

On June 23, 2019, in connection with the execution of the Merger Agreement with Insight, we entered into (i) voting agreements with Insight and each of our directors and executive officers; (ii) amendments to the existing indemnification agreement with each of our directors and executive officers; and (iii) amendments to the employment agreements of certain of our executive officers. These arrangements are described under the headings “The Merger—Interests of PCM’s Directors and Executive Officers in the Merger” and “The Merger—Related Party Transactions” in our definitive proxy statement filed with the SEC on July 26, 2019, which are incorporated herein by reference. There were no other material related-party transactions during the three and six months ended June 30, 2019 other than compensation arrangements in the ordinary course of business.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategies, competition, markets, vendors, expenses, new services and technologies, growth prospects, financing, revenue, margins, operations, litigation and compliance with applicable laws. In particular, the following types of statements are forward-looking:

●	the announcement, pendency and timing of the proposed acquisition of our company by Insight and its potential impact on our business relationships, operating results and business;
●	our ability to execute and benefit from our business strategies, including but not limited to, business strategies related to and strategic investments in our internal organization and focus on practice groups and sales of end-point solutions, advanced technologies, managed services and software solutions, leveraging our key vendor partner relationships, identifying and driving further operational efficiencies or successfully effecting our acquisition strategies including integrating our most recent acquisitions, and expanding our international capabilities;
●	our use of management information systems and their need for future support or upgrade;
●	our expectations regarding the timing, costs and benefits of our ongoing or planned IT systems and communications infrastructure upgrades;
●	our expectations regarding the business impact and accounting treatment of recent acquisitions, including any additional charges that may be taken in future periods;
●	our expectations that the transfer of certain customer contracts to potentially non-consolidated partners may have a negative impact on our consolidated net sales in future periods;
●	our expectations regarding key personnel and our ability to hire new and retain such individuals;
●	our expectations regarding the impact of our transition of certain outsourced services to our captive support operations;
●	our expectations regarding the impact of cost reductions on our results in future periods;
●	our expectations regarding our operations in newly opened geographies, including the United Kingdom;
●	our competitive advantages and growth opportunities;
●	our ability to increase revenues and profitability;
●	our expectation regarding general economic uncertainties and the related potential negative impact on our profit and profit margins, as well as our financial condition, liquidity and future cash flows;
●	our expectations to continue our efforts to increase the productivity of our sales force and reduce costs;
●	our plans to invest in and enhance programs and training to align us with our key vendor partners;
●	our ability to generate vendor supported marketing;
●	our expectations regarding our future capital needs and the availability of working capital, liquidity, cash flows from operations and borrowings under our credit facility and other long-term debt;
●	the expected results or profitability of any of our individual business units in future periods;
●	the expected impact of customer implementations or rollouts on our individual business units in future periods;
●	the impact on accounts receivable from our efforts to focus on sales in our Commercial and Public Sector segments;
●	our ability to penetrate the public sector market;
●	our beliefs relating to the benefits to be received from our international operations, including in Canada, the Philippines, and the UK, including the impact of taxes and labor costs in such operations;
●	our belief regarding our exposure to currency exchange and interest rate risks;
●	our ability to attract new customers and stimulate additional purchases from existing customers, including our expectations regarding future marketing and advertising levels and the effect on sales;
●	our ability to leverage our market position and purchasing power and offer a wide selection of products at competitive prices;
●	our expectations regarding the ability of our marketing programs or campaigns to stimulate additional purchases or to maximize product sales;
●	our ability to limit risk related to price reductions;
●	our belief regarding the effect of seasonal trends and general economic conditions on our business and results of operations across all of our segments;
●	our expectations regarding competition and the industry trend toward consolidation;

●	the anticipated impact of reductions in sales to certain large enterprise customers;
●	our expectations regarding the impact of investments we are making in the area of sales headcount, software and advanced technology solutions;
●	our expectations regarding the payment of dividends and our intention to retain any earnings to finance the growth and development of our business;
●	our expectations with respect to changes in our unrecognized tax benefits;
●	our compliance with laws and regulations;
●	our beliefs regarding the applicability of tax statutes, regulations and governmental tax regulatory positions;
●	our expectations regarding the impact of accounting pronouncements;
●	our belief that backlog is not useful for predicting our future sales;
●	our expectations regarding the impact and outcome of pending litigation and other dispute resolution proceedings;
●	our belief that our existing distribution facilities are adequate for our current and foreseeable future needs; and
●	the likelihood that new laws and regulations will be adopted with respect to the Internet, privacy and data security that may impose additional restrictions or burdens on our business, and our implementation of compliance procedures and the costs associated with compliance with such laws and regulations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt. At June 30, 2019, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

We have not entered into derivative financial instruments as of June 30, 2019. However, from time-to-time, we contemplate and may enter into derivative financial instruments related to interest rate, foreign currency, and other market risks.

Interest Rate Risk

We have exposure to the risks of fluctuating interest rates on our line of credit and notes payable. The variable interest rates on our line of credit and notes payable are tied to the prime rate or the LIBOR, at our discretion. At June 30, 2019, we had $77.1 million outstanding under our line of credit and $41.1 million outstanding under our notes payable with variable interest rates. At June 30, 2019, the hypothetical impact of a one percentage point increase in interest rate related to the outstanding borrowings under our line of credit and such notes payable would be to increase our annual interest expense by approximately $1.2 million.

Foreign Currency Exchange Risk

We have operation centers in Canada and the Philippines that provide back-office administrative support and customer service support. We have also recently commenced operations in the United Kingdom. In each of these countries, transactions are primarily conducted in the respective local currencies. In addition, our two foreign subsidiaries that operate the operation centers have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation. However, transactions resulting in such accounts expose us to foreign currency rate fluctuations. We record gains and losses resulting from exchange rate fluctuations on our short-term intercompany accounts in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and translation gains and losses resulting from exchange rate fluctuations on local currency based assets and liabilities in “Accumulated other comprehensive income,” a separate component of stockholders’ equity on our Consolidated Balance Sheets. As such, we have foreign currency translation exposure for changes in exchange rates for these currencies and any significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our Consolidated Statements of Operations and Consolidated Balance Sheets. As of June 30, 2019, we did not have material foreign currency or overall currency exposure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The announcement and pendency of our agreement to be acquired by Insight may have an adverse effect on our business and operating results.

On June 23, 2019, we entered into the Merger Agreement with Insight pursuant to which Insight agreed to acquire us subject to the terms and conditions set forth therein. Our pending acquisition by Insight may have an adverse effect on our revenue in the near term if our customers delay, defer, or cancel purchases or orders pending completion of the transaction. In addition, the announcement and pendency of the transaction may cause reluctance by customers to begin or continue to do business with us due to potential uncertainty about the direction of our products and solutions following consummation of the transaction. We are subject to additional risks in connection with the announcement and pendency of the proposed transaction, including:

●	difficulties maintaining existing and/or establishing business relationships, including relationships with significant customers, suppliers, channel partners, and other business partners;

●	disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us;

●	the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities, responding to competitive pressures and industry developments, or taking certain actions without Insight’s approval;

●	adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transaction, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the proposed transaction;

●	the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the proposed transaction; and

●	the diversion of our employees’ attention due to activities related to the proposed transaction.

The failure to complete our pending acquisition by Insight may adversely affect our business, financial condition, operating results, and stock price.

Consummation of the Merger transaction with Insight remains subject to certain customary closing conditions, including, without limitation, adoption of the Merger Agreement by the Company’s stockholders and the absence of legal impediments and regulatory clearances in the United States and certain foreign jurisdictions. There can be no assurance that these conditions to the completion of the Merger will be satisfied in a timely manner or at all. If the Merger is not completed, our stock price could fall to the extent its current price reflects an assumption that the acquisition will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, including the following:

●	any disruptions to our business resulting from the announcement and pendency of the proposed transaction, including adverse changes in our relationships with customers, suppliers, channel partners, other business partners and employees, may continue or intensify in the event the acquisition is not consummated or is significantly delayed;

●	we would have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed Merger that we would be unable to recover;

●	we may have to pay Insight a termination fee of $16.6 million under certain circumstances that give rise to the termination of the Merger Agreement;

●	we may be subject to negative publicity or be negatively perceived by the investment or business communities;

●	we may be subject to legal proceedings related to the transactions contemplated by the Merger Agreement;

●	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

●	we may experience a departure of employees.

The Merger Agreement with Insight limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that limit our ability to pursue an alternative acquisition transaction. These or other provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

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

As a result of ongoing economic uncertainties, the direction and relative strength of the U.S. and Canadian economies remain a considerable risk to our business, operating results and financial condition. This economic uncertainty could also increase the risk of uncollectible accounts receivable from our customers. During previous economic downturns in the U.S., Canada, the UK and elsewhere, customers generally reduced, often substantially, their rate of information technology spending. Additionally, economic conditions and the level of consumer confidence has limited technology spending. Future changes and uncertainties in the economic climate in the U.S., Canada, the UK and elsewhere could have a similar negative impact on the rate of information technology spending of our current and potential customers, which would likely have a negative impact on our business, operating results and financial condition, and could significantly hinder our growth and prevent us from achieving our financial performance goals.

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

Our revenue is dependent on sales of products from a small number of key manufacturers and software publishers, including Adobe, Apple, Cisco, Dell, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, Oracle, Samsung, Symantec and VMware. For example, products manufactured by Microsoft represented approximately 16% and 20% of our net sales in the three months ended June 30, 2019 and 2018, respectively, and products manufactured by HP Inc. represented approximately 11% and 10% of our net sales in the three months ended June 30, 2019 and 2018, respectively. A decline in sales of any of our key manufacturers’ products, whether due to decreases in supply of or demand for their products, termination of any of our agreements with them, or otherwise, could have a material adverse impact on our sales and operating results.

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

We may not be able to maintain existing vendor relationships or preferred provider status with our vendors or business sources which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.

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

Our strategy and investments in increasing the productivity of our account executives and our focus on sales and delivery of technology solutions may not improve our profitability or result in expanded market share.

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

We may be subject to state or local taxes on income, gross receipts, sales or use or similar measures. State and local governments may seek to impose such taxes in cases where they believe the taxpayer may have a significant economic presence by reason of significant sales to customers located in the states. The responsibility to pay or collect taxes has also been the subject of court actions and various legislative efforts. There can be no assurance that these taxes will not be imposed upon us and our subsidiaries in a manner that could materially adversely impact our financial condition or results of operations.

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

We derive a significant amount of our gross sales from products sold out of owned inventory at our directly operated and distributor partner warehouse and distribution facilities. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that are sold out of such inventory. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion, and because at times we may stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from some of our largest vendor partners, but these rights vary by product line, are subject to specified conditions and limitations and can be terminated or changed at any time. We also recently have decided to move more of our inventory warehousing and distribution functions to third party distributor partners in replacement of our historic directly operated facility in Memphis, Tennessee. Moving these operations to third party facilities will result in greater dependence on these third parties for portions of our warehousing and distribution needs. As a result, we will now be subject to third party contractual relationships for these replaced operations, which could result in future cost increases and other contractual risk allocations which we have not historically faced and may not be able control.

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

Our future performance will depend to a significant extent upon the efforts and abilities of certain key management and other personnel, including Frank F. Khulusi, our Chairman of the Board and Chief Executive Officer, as well as other executive officers and senior management employees. The loss of service of one or more of our key management members could have a material adverse effect on our business. Our success and plans for future growth will also depend in part on our management’s continuing ability to hire, train and retain skilled personnel in all areas of our business such as sales, services and IT personnel. For example, our management information systems and processes require the services of employees with extensive knowledge of these systems and processes and the business environment in which we operate, and in order to successfully implement and operate our systems and processes we must be able to attract and retain a significant number of information technology specialists. We also require the services of personnel with extensive knowledge related to our performance under various of our service contracts, which may contain service level performance requirements and other obligations which are dependent on our ability to attract and retain such personnel. We may not be able to attract, train and retain the skilled personnel required to, among other things, implement, maintain, and operate our information systems and processes or to offer and support our managed and advanced technology solutions and service contracts, and any failure to do so would likely have a material adverse effect on our operations.

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

We are subject to data privacy and data security laws that are becoming more widespread and burdensome, and increasingly require costly comprehensive investigations into security incidents and notification of security breaches to affected individuals, regulators and other third parties. At the same time, cyber attacks, data incidents, computer viruses and other efforts by bad actors to steal personal information or company proprietary information, and to disrupt service, are on the rise and increasing in number, intensity, and sophistication of attempted attacks and intrusions from around the world. As with many other businesses, we are regularly subject to such cyberattacks and incidents. Our systems contain personal, financial and other information that is entrusted to us by our customers and employees, as well as financial, proprietary, and other confidential information relating to our business. Due to the increased risk of cyber-intrusions and cyber-attacks, we expend significant resources to ensure an effective response to any cyber-attack or incident, and expend significant resources on data security tools, measures, and actions to protect our confidential business information and the confidential and personal information of our customers and employees. Whether or not these measures are ultimately successful, the expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. And despite the security measures we have in place, security breaches involving our systems or the systems of our third-party vendors may occur, and could result in system and service disruptions or the theft or disclosure of personal or confidential information. In addition to risks we face from cyber attacks or security attacks directly targeted at our systems, we offer our products, services and solutions to companies, such as healthcare or financial institutions, under contracts which may expose us to significant liabilities for data breaches or losses which could arise out of or result from security issues impacting these products, services or solutions we may sell to these institutions. As newer and more sophisticated technologies evolve, and the portfolio of the service providers we share confidential information with grows, we could be exposed to increased risks from breaches in security, including those from human error, internal threats, vendor or service provider security issues or vulnerabilities, negligence or mismanagement or from illegal or fraudulent acts, such as cyberattacks. The occurrence of any of these security breaches, or the claim that our company has suffered such a security breach, whether accurate or not, could result in adverse publicity, loss of customer confidence, increased costs, reduced sales and profits, criminal penalties, civil liabilities, regulatory enforcement actions, and/or consumer or class action litigation. In addition, in order to ensure customer confidence in our solutions and services, we may choose to remediate actual or perceived security concerns by implementing further security measures which could require us to expend significant resources. The FTC and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in companies’ data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks, security breaches, or other disclosures of personal information, present an ongoing risk to us, could result in a loss of customers, damage to our reputation and monetary damages. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation or violation of our privacy and data security practices. Any such liability could decrease our profitability and materially adversely affect our financial condition.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our business or our marketing efforts and expose us to material costs and liability.

We market to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny and regulation. As a result, we are subject to increasing regulation relating to privacy and the collection, processing, and use of personal information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of operating and growing our business. In addition, several states have proposed legislation that would limit the uses of personal information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would expand online privacy protections already provided to adults. Moreover, in the United States, Canada, the United Kingdom, the European Union and elsewhere, laws and regulations, such as the General Data Protection Regulation (GDPR), are becoming increasingly protective of consumer privacy, with a trend toward requiring companies to establish procedures to notify users of privacy and security policies, to obtain consent from users for collection and use of personal information, and to provide users with the ability to access, correct and delete personal information stored by companies. Such privacy and data protection laws and regulations, and efforts to enforce such laws and regulations, may restrict our ability to collect, use or transfer demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of domestic or foreign privacy or data protection laws and regulations, including the U.S. national do-not-call list and CAN-SPAM Act, the California Consumer Privacy Act, the Canadian Anti-Spam Legislation, GDPR and the UK Privacy and Electronic Communications Regulations, may subject us to fines, penalties and damages for violations of data privacy and data use provisions of these laws, which could decrease our revenue and profitability.

The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. We also could incur additional costs and liability exposures as the myriad of new laws and regulations regarding the use of personal information are introduced. These privacy protection laws could result in substantial compliance costs and could decrease our profitability. Further, additional regulation of the Internet may lead to a decrease in Internet usage, which could adversely affect our business. Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny or litigation. In the past, the FTC and state attorneys’ general have investigated companies that have used personally identifiable information without permission or in violation of stated privacy policies. If we are accused of violating the stated terms of our privacy policy, we may face a loss of customers or damage to our reputation and may be forced to expend significant amounts of financial and managerial resources to defend against these accusations, face potential liability and be subject to extended regulatory oversight in the form of a long-term consent order.

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

***

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Insight Enterprises, Inc., Trojan Acquisition Corp. and PCM, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 23, 2019 filed with the Commission on June 24, 2019 (the “June 23, 2019 Form 8-K”)

3.1	Amendment to Bylaws of PCM, Inc. as of June 23, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s June 23, 2019 Form 8-K)

10.1	Voting Agreement, dated as of June 23, 2019, by and among the PCM, Inc. stockholders party thereto, Insight Enterprises, Inc., Trojan Acquisition Corp. and PCM, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s June 23, 2019 Form 8-K)

10.2**	Form of Amendment to Indemnification Agreement (incorporated herein by reference to Exhibit 99.2 to the Company’s June 23, 2019 Form 8-K)

10.3**	Amendment to Offer Letter, dated June 23, 2019 between PCM, Inc. and Robert Jay Miley

10.4**	Amendment to Severance Agreement, dated June 23, 2019 between PCM, Inc. and Brandon LaVerne

10.5**	Amendment to Employment Agreement, dated June 23, 2019 between PCM, Inc. and Robert Newton

10.6**	Amendment to Severance Agreement, dated June 23, 2019 between PCM, Inc. and Simon Abuyounes

10.7**	PCM, Inc. Transaction Bonus Plan, entered into with each of Brandon LaVerne, Robert Newton and Simon Abuyounes, dated June 23, 2019

10.8**	Summary of 2019 Executive Incentive Plan

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules (or similar attachments) to the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish copies of any such schedules (or similar attachments) to the U.S. Securities and Exchange Commission or its staff upon request.
**	Management contract, or compensatory plan or arrangement.

***

PCM, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCM, INC.
(Registrant)

Date: August 8, 2019	By:	/s/ Brandon H. LaVerne
Brandon H. LaVerne
Chief Financial Officer

